Form 10QSB
period 1995-06-30
IMPROCOM INC
filed 1995-08-14
CIK 805327

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549

                            FORM 10QSB


Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended        June 30, 1995

Commission file Number    33-9868-A

                   IMProCOM, INC.
(Exact name of registrant as specified in its charter.)

    Nevada, U.S.A.                    88-0212471
(State or other jurisdiction of    (I.R.S. Employer
incorporation or organization)     Identification No.)

10 Aviator Way, Ormond Beach, FL             32174
(Address of principal executive offices      (Zip Code)

Registrant's telephone number, including area code:
(904) 676-7081

     Indicate by check mark whether the registrant(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                         YES [X]        NO [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

     Common Stock, $.001 Par Value - 5,753,012 shares as of
June 30, 1995.


                 PART I. - FINANCIAL INFORMATION

                          IMProCOM, INC.

           STATEMENTS OF LOSS AND ACCUMULATED DEFICIT

              FOR THE THREE MONTHS AND NINE MONTHS

                ENDED JUNE 30, 1994 AND 1995
                           (Unaudited)


                            Three months ended    Nine months ended
                                  JUNE 30               JUNE 30
                          ______________________  _____________________
                               1995       1994       1995       1994
                          ___________  _________  _________   _________
Net sales                    $13,244     $87,266    $131,228   $245,763

Cost of goods sold             2,382      44,529      72,719    158,485
                          __________   _________  __________  _________

Gross profit (loss)           10,862      42,737      58,509     87,278
Selling, general and
 administrative expenses     319,325     217,907     899,498    655,609

Reasearch and development     21,489      20,200      70,698     61,876

Depreciation
 and amortization             16,760      24,763      57,026     71,549
                          __________   _________  __________  _________

Operating loss              (346,712)   (220,133)   (968,713)  (701,756)
Other income                       0           0       5,000          0
Interest income                    6         279         815      1,422
Interest expense              (7,260)    (30,957)    (70,586)   (77,210)
Loss on sale of asset              0           0        (933)         0
                          __________   _________  __________  __________

Net loss                    (353,966)   (250,811) (1,034,417)   (777,544)

Accumulated deficit -
 beginning of period      (5,847,359) (4,497,699) (5,166,908) (3,970,966)
                          __________   _________  __________  __________

Accumulated deficit -
 end of period            (6,201,325) (4,748,510) (6,201,325) (4,748,510)



Loss per share           $(      .06) $(     .08) $(     .18) $(     .26)

See accompanying notes to financial statements

                                 IMProCOM, INC.

                                 BALANCE SHEETS
                                  (Unaudited)

                               June 30, 1995       June 30, 1994
                               ______________      ______________

Assets
Current assets
  Cash and cash equivalents         $ 34,821           $ 44,316
  Accounts receivable                    113             39,167
  Advance to shareholder <note 3>     80,000                  0
  Inventories, net <note 2>          510,816            312,945
  Prepaid expenses and
   other current assets              14,835              19,788
                                     _______            _______
Total current assets                 640,585            416,216
 Property, plant and equipment
  less accumulated depreciation of
  $518,906 and $448,997              840,946            808,629
 Deferred costs and other assets      10,054              9,802
                                     _______            _______
Total assets                         972,679            785,650

Liabilities and stockholders' deficit
Current liabilities
  Accounts payable                $   50,311         $   33,846
  Accrued interest payable to
   shareholder                         7,260                  0
  Accounts payable to officers             0              1,267
  Deferred revenue                   188,932            194,136
  Accrued officers' salaries         536,384            551,662
  Loan from shareholder              600,000                  0
  Other accrued liabilities           16,493             26,623
                                   _________          _________
Total current liabilities          1,399,380            807,534

Long term debt                             0          2,075,000

Stockholder's deficit
Common stock par value $.001 per share
 Authorized 50,000,000 shares
 Issued and outstanding -
 3,048,412 and 5,753,012 shares         5,753              3,049
Capital in excess of par value      5,768,871          3,066,975
Accumulated deficit                (6,201,325)        (5,166,908)
                                    _________          _________
Total stockholders' deficit       $(  426,701)       $(2,096,884)

Total liabilities and
stockholders' deficit             $   972,679        $   785,650

See accompanying notes to financial statements

                         IMProCOM INC.

                    STATEMENTS OF CASH FLOWS

      FOR THE NINE MONTHS ENDED JUNE 30, 1994 AND 1995
                           (Unaudited)

                                        1995               1994

Cash flow from operating activities:
Net cash used by
 operating activities                 $ (1,151,352)     $ (  517,862)
                                       ___________         __________

Cash flow from investing activities:
Capital expenditures <net>            $ (   33,250)     $ (   29,500)
Net cash used in
 investing activities                 $ (   33,250)     $ (   29,500)

Cash flow from financing activities:
Loan from shareholder                 $  1,175,000      $    425,000
Issuance of common stock                       107                 0
                                        ___________        __________
Net cash provided by
 financing activities                 $  1,175,107      $    425,000
                                       ____________        __________
Decrease in cash                        (    9,495)       (  122,362)
Cash at beginning of period           $     44,316      $    157,952
                                       ____________        __________
Cash at end of period                 $     34,821      $     35,590

Supplemental cash flow information:
Retirement of debt with exercise
 of warrants for common stock         $  2,650,000      $         0

Interest paid                         $      8,833      $         0

Issuance of common stock in lieu
 of cash payment for interest         $     54,493      $         0

See accompanying notes to financial statements

                          IMProCOM, INC.

                  NOTES TO FINANCIAL STATEMENTS

                            June 30, 1995


1.      Basis of Presentation

        The accompanying condensed financial statements have been prepared in compliance with Rule 10-01 of Regulation S-X and generally accepted accounting principles but do not include all of the information and foot -notes required for complete financial statements. The statements should be read in conjunction with the financial statements and notes thereto included in the Company's latest annual report on Form 10-K. In the opinion of management, the statements include all adjustments necessary to present fairly the results of the reported interim periods. All such adjustments are of a normal recurring nature.

2.      Inventory

        Inventories at June 30, 1995 and September 30, 1994 consisted of the following:

                                June 30, 1995  September 30, 1994

        Component inventory        $204,571           $215,212
        Work in progress            156,367                  0
        Finished goods              149,878             97,733
                                 __________           ________
        Total                    $  510,816           $312,945


3.      Advance to shareholder

        On January 26, 1995, an advance of $80,000 was made to Frederick
        M. Jenner, Sr. Currently there are no stated repayment terms.

                          IMProCOM, INC.

                   MANAGEMENT'S DISCUSSION AND
               ANALYSIS OF FINANCIAL CONDITION AND
                      RESULTS OF OPERATIONS

                            June 30, 1995

Liquidity and capital resources

Management believes that the working capital ratio and the ratio of current assets to current liabilities reflects its' lack of liquidity. In the absence of a marked increase in the volume of the Company's sales activities, or an infusion of additional funds from outside sources, the Company will be unable to continue its operations.

Results of Operations

The decrease in contract revenue is attributed to the Company having fewer sales contracts. Cost of sales decreased as a result of the decreased sales activity. Operating expenses increased due to the increase in staffing, and litigation costs associated with the Complaint filed by Frederick M. Jenner, Sr. and Annette Jenner against the Company.

                   PART II - OTHER INFORMATION


Item 1. Legal proceedings.

On February 8, 1995 the Company was served with a Summons and a copy of a complaint filed by Frederick M. Jenner, Sr. and Annette Jenner, his wife. The seven count complaint sues IMProCOM, Inc., Dominion Capital,Inc., Sandi Shifflet, Ray [sic] Yerley and William Hopke. Counts One through
Four are derivative actions for either breach of contract or breach of fudiciary duties and seek damages in excess of one million dollars. Count Five seeks judicial dissolution of the Company and appointment of a receiver on the grounds that Company assets are being wasted. Counts Six and Seven seek damages against Dominion, Hopke, Yerly and Shiflett in excess of one million dollars for breach of fiduciary duties. All of the counts are based upon the actions set forth in ITEM 5. OTHER INFORMATION and the information previously reported on Form 8-K concerning the change control of the Company.

Item 2. Changes in Securities.                                        N/A

Item 3. Defaults Upon Senior Activities.                              N/A

Item 4. Submission of Matters to a Vote of Security Holders.          N/A

Item 5. Other Information.                                            N/A

As previously reported on Form 8-K:

On August 8, 1994, the Registrant entered into a Credit Agreement with Dominion Capital, Inc. ("Dominion"), that provided for Dominion to extend to the Registrant in an aggregate principal amount at any time not to exceed $2,650,000 shares of common stock at $1.00 per share. The Registrant's obligations under the Credit Agreement were partially secured by seperate Amended and Restated Pledge Agreements, each dated August 8, 1994, between Dominion and Frederick M. Jenner,Sr and Dominion and Annette
H. Greene Jenner, the wife of Mr. Jenner. With respect to each Pldge Agree-ment, the pledgor pledged his or her interest in 876,083 shares of common stock to the Registrant owned jointly by Frederick M. Jenner,Sr and Annette H. Greene Jenner.

On November 7, 1994, Raymond A. Yerly was elected as a director to fill in the reminder of the unexpired term of Zalkind Hurwitz. Mr. Yerly, an employee of Dominion, joined Mr. Hopke and Ms. Shiflett, who are also Dominion employees, on the Registrant's five member board of directors.

On November 30, 1994, the Registrant's board of directors instituted an executive committee consisting of CEO Frederick M. Jenner,Sr and directors Yerly and Shiflett to assist the chief executive officer in the performance of his duties, to provide oversight of the chief executive officer for the Board of Directors and to have the authority to require prior approval of all major actions, such as expenditures or commitments for expenditures, of the Registrant.

On January 13, 1995, Dominion acquired control of the Registrant by exercising in full the Warrant to purchase 2,650,000 shares of the Registrant's common stock for $1.00 per share. The exercise price was provided through the surrender by Dominion of 2,650,000 of indebtedness out-standing under the Note.

The Registrant instructed its transfer agent to issue, effective as of January 13, 1995, one stock certificate to Dominion in the amount of 2,650,000 shares of common stock. After the issuance of those shares, Dominion beneficially owns 3,367,802 shares, or 58.54%, of the Registrant's common stock. Prior to the issuance of the 2,650,000 shares of the Registrant's common stock upon the exercise of the Warrant, Dominion beneficially owned 717,802 shares, or 23.13%, of the Registrant's common stock.

Prior to the issuance to Dominion of the 2,650,000 shares of the Registrant's common stock, Mr. Jenner and Mrs. Jenner beneficially owned in the aggregate 1,459,083 shares of common stock, or 47.02%, of the then outstanding common stock.

Subsequent to the previously reported events listed above:

On Friday, January 27, 1995 at a special meeting of the Board of Directors the following persons were elected as officers of the Company

        Frederick M. Jenner, Sr.   Chairman and Chief Technical Officer
        William J. Hopke           Vice Chairman and Chief Executive Officer
        John G. Perry              President and Cheif Operating Officer
        Raymond A. Yerly           Vice President - Operations, Treasurer
                                   and Chief Financial Officer

        Daniel A. Hillsman, Jr.    Vice President, Secretary and
                                   Asst Treasurer
        Henry C. Riely             Assistant Secretary

Mr. Hillsman and Mr. Riely are employees of Dominion.

The Board at that meeting also adopted resolutions which provided that:

No Officer or employee of the Company other than the Chief Executive Officer, Treasures or Assistant Treasures shall have any authority to enter into any contracts or incur any liability on behalf of the Company and that neither the Chairman nor the President shall have any authority to take any action or make any commitment on behalf of the Company.

The authorized officers of the Company could take such actions as necessary and appropriate to modify the terms and conditions of the Credit Agreement with Dominion to provide for a reduction of the borrowing commitment from $2,650,000 to an amount not to exceed $100,000 with all interest payments to be made in cash.

Subsequent to the meeting on January 27, 1995:

The employment of Ms. Annette H. Greene Jenner was terminated.

The Company gave notice to Dominion of the reduction of the commitment, as defined in the Credit Agreement, to be $100,000 and delivered a new Grid Promissory note in the amount of $100,000.

The Company entered into an Amendment of Credit Agreement which requires the Company to make all interest payment in cash and makes Dominion's obligation to extent funds subject to certain conditions defined in the Credit Agree-ment.

On August 4, 1995, the Company entered into an Amendment of Credit Agreement that provided for Dominion Capital to extend credit to the Registrant in an aggregate principal amount at any one time not to exceed $850,000.

Item 6. Exhibits and reports on Form 8-K.

No reports have been filed on Form 8-K during this quarter.

                          IMProCOM, INC.

                           SIGNATURES


     Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly cause this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   IMProCOM, INC.
                                   Registrant


August 17, 1995                    Raymond A. Yerly
Date                               Raymond A. Yerly
                                   Vice President