Form 10KSB
period 1995-09-30
INVISION TECHNOLOGY INC
filed 1996-05-22
CIK 805327

UNITED STATES

                     SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C.  20549

                                 FORM 10KSB


Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended        September 30, 1995

Commission file Number    33-9868-A

  InVision Technology, Inc. (formerly IMProCOM, Inc.)
(Exact name of registrant as specified in its charter.)

    Nevada, U.S.A.                    88-0212471
(State or other jurisdiction of    (I.R.S. Employer
incorporation or organization)     Identification No.)

230 Carswell Avenue, Holly Hill, FL             32117
(Address of principal executive offices      (Zip Code)

Registrant's telephone number, including area code:
(904) 254-8100

     Indicate by check mark whether the registrant(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         YES [ ]        NO [X]

     Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     Issuer's revenues for its most recent fiscal year are $149,225.
The aggregate estimated market value of the voting stock held by non-affiliates of the issuer as of March 31, 1996, is $-0- based upon the assumption that all directors and officers of the Company, and their families, are affiliates.

     At January 31, 1996, 4,293,822 shares of common stock, $.001 par value per share were outstanding.

                               Part I

Item 1.  Description of Business.

Business Development

The Registrant (the "Company" or "InVision") was incorporated under the laws of the State of Nevada on October 3, 1985, under the name IMProCOM, Inc. Since then, it has engaged in the design, development and marketing of computer based technologies involving image graphics processing and data retrieval. The Company ended its development stage on September 17, 1990. InVision uses these technologies in computer driven security management systems. The Company believes that these systems, with their digital image detection devices, are current with industry standards. The Company also believes that the redefinition and repackaging of its products along with proper marketing of these products, as described below, will allow it, assuming adequate financial resources are available to the Company, to penetrate the distribution, reseller and system integration marketplaces. The Company changed its name to InVision Technology, Inc. effective as of March 15, 1996.

Business of Issuer

The InVision systems provide solutions to the three primary security system objectives of surveillance, detection and data storage and retrieval. In addition, the systems can be installed with access control features to further protect a facility. The InVision modularly designed system can be installed in a custom designed form depending upon the specific needs of the customer. The Company believes that its newly packaged "box" products will allow customers to purchase complete solutions to its surveillance needs which are not overly difficult to install and use.

The Company's initial phase of research and development of the products has been completed. Production and product installations for larger customers have been completed and services for those customers continue. The first customer installation, at the Charlotte Branch of the Federal Reserve Bank of Richmond, was successfully completed in the summer of 1989. The
Charlotte Branch was a new facility designated as a test site for several pilot projects within the Federal Reserve Bank (FRB) system. Since the facility opened, numerous representatives of other FRB's have visited the site and observed the InVision system in operation often with Company presence to help illustrate the features of the system. The Company has now performed a total of ten installations. In addition to the Charlotte Branch FRB, the Company has installed systems at Baltimore FRB, Chicago FRB, Richmond FRB, NASA's Kennedy Space Center, LaSalle National Bank, Southeast Energy Management Corp., Advantor Corp., Ogden Government Services and CSX Transportation, Inc. The Company also installed additional equipment and/or modifications to the existing systems at Charlotte Branch FRB, Baltimore FRB, Chicago FRB, Richmond FRB and LaSalle National Bank. Expenses prior to the Charlotte FRB contract were primarily for research and development. The amount allocated during each of the last two fiscal years on Company sponsored research and development activities was $112,034 in 1995 and $84,347 in 1994.

The Company's technologies have potential application in a variety of educational, commercial, medical and industrial settings, but the security industry appears to management to offer the greatest opportunity. The security industry, in general, is relatively insulated from the fluctuations in overall economic activity and is a growth industry of significant size. Demand for electronic security systems is strongest where risk of exposure is greatest. Financial institutions, government buildings, cultural institutions and museums, military facilities and public utilities are primary examples. All have high security needs and tend to have less concern about the cost, concentrating instead on reliability and effectiveness.

Since inception, the Company's strategy has been to develop and install sophisticated security systems in major companies and institutions using third parties to sell the systems and participate in the installations. While the Company has sold ten systems, along with many additions to the existing systems, the sales pattern has been very irregular and below expectation. Management believes the poorer than anticipated sales of its existing systems are in great part a result of:

     - General economic conditions.
     - Delays in establishing a broad marketing program due to limited financial resources.
     - Long lead time and volatility inherent in large systems sales.
     - The Company's small financial size and lack of a long established track record.

The Company intends to change its focus from just a "custom shop" focusing on high-end jobs to providing a product line available to all markets.
In addition to continuing to offer its current products, the Company intends to redefine, reconfigure and repackage its existing products into separate, individual products which may be sold as individual products in order to penetrate the distribution, reseller and system integration marketplaces.
As the base line technology for these new "box" products is derived from the Company's existing high end Patriot systems, the Company will be able to provide customers an upgrade path for their expanding surveillance needs without having to replace their existing equipment. The modification, reconfiguration and repackaging of the Company's products has begun and is expectedto be completed throughout fiscal year 1996. The Company expects to begin shipping initial products from this effort in the June quarter.

The complete InVision systems are comprised of black and white or color video cameras, access control, alarm input and output, videotape recorders, a central computer and an operator console that performs system control and management functions. Through the console, an operator, utilizing sophisticated graphics software, can tune or reprogram system parameters, enhance images, examine alarm situations close-up and review questionable events. The system continues recording while these other functions are being performed. The motion detection features trigger audible alarms that signal the operator and initiate recording by otherwise dormant cameras. The console can also be programmed to establish thresholds for remote cameras and to vary recording speeds and media. The system can record digitally on magnetic tape and disk drives as well as on video tape.

The basic system can be installed with four cameras, one recorder and a console. As a modular system, cameras may be added in clusters of four and other components can be increased as well. Enhancement features such as magnification of targeted images, zooming, panning and real time recording are standard. In addition, the system has been designed to operate under extreme environmental conditions.

Most video based security systems poorly utilize recording tape. InVision effects tape conservation through a variety of techniques including: (i) variable frame per record recording (under operator control), (ii) motion and edge detection that conserves by not recording until activated by movement, and (iii) programming of thresholds through which false alarms may be eliminated.

Under the modular concept, pricing of the product has been designed on a features used basis. Customers with limited initial needs can reduce selected features and accordingly lower their costs. As needs increase, features can be quickly added. The introduction by the Company of the new modular "box" products will facilitate the upgrades by customers.

The Company believes its technology is current with industry instandards. The Company is pursuing the "box" products approach in an attempt to move the Company's product line to the lead in the market. The Company believes that none of its competitors currently offer products in a similar fashion to the "box" product PC based modular systems. No patents have been obtained, as the Company believes that the patent process would force disclosure of technological detail and eventually erode competitive advantage. Design protection features have been incorporated into the systems and the Company is confident such a course is prudent.

The system has been designed to keep the amount of production resources to a minimum. A variety of vendors do all manufacturing and parts assembly. Computer software is designed and written by the Company. To reduce the possibility of concept theft, the Company uses multiple suppliers who work on segmented tasks. All contracts with suppliers who modify commodity devices for the Company include design protection agreements. The Company's current software is a DOS based package, which is the current standard in the video surveillance industry. The Company intends to translate its existing software into a Windows based platform capable of supporting 32 bit applications (Windows 95, Windows NT and Windows 3.1.1), which development the Company expects will be completed by the beginning of September, 1996.

Where possible, the Company utilizes modular parts, boards, components and chips made to its specifications. The vendors perform quality control before delivering to the customer's site. Final assembly and quality control of the system is done at the customer site by the Company, prior to turnover to the customer.

In an effort to penetrate the European marketplace, the Company is pursuing a strategic partnership with Grange Associates ("Grange"), an existing national UK company which is currently established in the security industry. The Company expects that Grange's contacts will provide a low cost and relatively fast entry into the European market and will establish some instant credibility for the Company's product lines and enable penetration across markets.

The Company currently has seven full time employees. If successful in expanding the Company's business to implement the redesign, reconfiguration and repackaging of the existing products into the "box" products, the Company expects to expand its employee base to approximately twenty-two employees.

Item 2.  Description of Property.

As of February 1, 1996, the Company leases offices, consisting of approximately 5,680 square feet, $4.24 per square foot per year, at 230 Carswell Avenue, Holly Hill, Florida. It is a lease expiring January 31, 1997, with an option to extend for one (1) year. The site is not materially important to the business.

Item 3.  Legal Proceedings.

There are no unsettled material pending legal proceedings to which the Company is a party or of which any of its property is the subject, and none are anticipated.

In February 1995, Frederick M. Jenner, the former CEO, treasurer and a former director of the Company, and Annette H. Greene Jenner, the former Executive Vice-President and a former director of the Company (collectively, the "Jenners"), filed a lawsuit against the Company, Dominion Capital, Inc. ("Dominion"), Sandra Shiflett, a former director of the Company and an employee of Dominion ("Ms. Shiflett"), Raymond A. Yerly, a former director of the Company and an employee of Dominion ("Mr. Yerly"), and William J.
Hopke, a former CEO and director of the Company and an employee of Dominion ("Mr. Hopke"), claiming damages in excess of $1,000,000 and seeking the dissolution of the Company. The Jenners alleged that (1) Dominion had breached an agreement to use its best efforts to fund a $3.5 - 5 million loan to the Company; (2) Dominion had failed to fund a $2.5 million loan request made by Mr. Jenner pursuant to a revolving Credit Agreement between Dominion and the Company; (3) Dominion, Ms. Shiflett, Mr. Yerly and Mr.
Hopke had breached fiduciary duties to the Company by (a) refusing to allow
Mr. Jenner unilaterally to cause the Company to borrow $2.5 million and by
(b) substantially curtailing the Company's ability to obtain funds under the Credit Agreement; and (4) Dominion, Ms. Shiflett, Mr. Yerly and Mr. Hopke had further breached fiduciary duties to the Company by (a) approving expenditures for an "unnecessary" audit of the Company's books and records,
(b) prohibiting Mr. Jenner from entering the Company's headquarters, and (c) "participating in a program designed to bring about the demise of the Company and the surrender of the assets to Dominion."

On September 5, 1995, the Company, Dominion, Ms. Shiflett, Mr. Yerly and Mr. Hopke entered into a settlement agreement (the "Settlement Agreement") with Mr. Jenner and Ms. Greene Jenner, which the Settlement Agreement was approved by the court on October 17, 1995. As part of the Settlement Agreement, (1) the Company and Florida Airways, Inc., The successor to
NPM, Inc., entered into an Amendment to Lease modifying, amending and bringing about the termination of the lease with respect to the previous executive offices of the Company located at 10 Aviator Way, Ormond Beach, Florida, (2) 1,459,083 shares of common stock and options to acquire an additional 1,200,000 shares of common stock were transferred to the Company from the Jenners, (3) the Jenners executed a release in favor of all named parties to the lawsuit whereby the Jenners released such parties from all claims and liabilities, including those arising out of the lawsuit and all obligations arising out of Mr. Jenner's employment agreement with the Company and (4) the Jenners, Ms. Shiflett and Mr. Yerly resigned as officers and directors of the Company effective as of October 17, 1995. Also as part of the Settlement Agreement, (A) the Company conveyed to Mr. Jenner all of its interest in the life insurance policy maintained by the Company for his benefit and (B) the Company, Dominion, Ms. Shiflett, Mr. Yerly and Mr. Hopke executed a release in favor of the Jenners, whereby such parties released the Jenners from all claims and liabilities, including those arising out of the lawsuit and out of Mr. Jenner's employment agreement with the Company.

Item 4.  Submission of Matters to a Vote of Security Holders.

No items were submitted to shareholders during the fourth quarter of fiscal year 1995.

On March 15, 1996, an amendment to the Articles of Incorporation of the Company effecting the name change from IMProCOM, Inc. to InVision
Technology, Inc. was approved by written consent of stockholders holding a majority of the outstanding voting stock of the Company.


                               Part II


Item 5.  Market for Common Equity and Related Stockholder Matters.

There is no established current public trading market for InVision common stock, and no dividends have been declared during the last two fiscal years with respect to the common stock. At the end of the 1995 fiscal year, there were approximately 350 record security holders.

Item 6. Management's Discussion and Analysis of Financial Conditions and Results of Operations.

Liquidity

Management believes that the working capital ratio and the ratio of current assets to current liabilities reflects its lack of liquidity. Continual losses from operations during the year, settlement of litigation for contract termination, and the loss on abandonment of assets have eroded the Company's liquidity. In the absence of a marked increase in the volume of the Company's sales activities, or an infusion of additional funds from outside sources, the Company will be unable to continue its operations beyond the next fiscal year.

Expanded marketing efforts by the Company are not included in projected operations, because the Company intends to explore the marketing offered by third parties, such as the Anixter agreement and the strategic partnership with Grange Associates, described in the Description of Business.

The possibility of multiple concurrent larger projects exists. The Company has bids pending on several projects which have not yet been awarded.
However, if orders were to be received by the Company, the Company will need to obtain additional capital or financing in order to meet bonding requirements and fund the production process.

Capital Resources

The Company's capital resources are primarily proprietary software and hardware development. Because of its ongoing research and development, the Company does not anticipate any material changes to such resources. Management believes that the results from continuing research and development will enhance productivity, reduce costs and create a stronger market.

In order to make up for the shortcomings of the Company's capital resources, Trilon Dominion Partners, LLC (See Item 11) has verbally agreed to provide to the Company advances of up to an additional $700,000 for working capital purposes, on terms which as of the date of this filing have yet to be finalized.

Results of operations

Contract revenues and cost of contract revenues decreased during 1995. Operating expenses increased primarily as the result of technological obsolescence of inventory, increased staffing, higher wages, marketing expenses and administrative infrastructure.

Research and development costs increased from the prior year due to greater product modifications and enhancements.

Other income (expense) increased as the result of the loss on the abandonment of assets, loss on contract termination and loss on the impairment of long lived assets.

Item 7.  Financial Statements.

The response to this item is submitted in a separate section of this report.

Item 8.  Changes in and Disagreements with Accountants and Financial
Disclosure.

Not applicable.

                               Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons, Compliance with Section 16(a) of the Exchange Act.

The following table sets forth information with respect to the persons who are, at the present time, directors and/or executive officers of the Company. The terms of office of all the directors and executive officers will expire following the 1996 Annual Meeting of Shareholders and 1996 Annual Meeting of Directors.

     Name                      Period Served                Term To Expire

Jack R. Sauer, 43, CEO         CEO since Mar. 1996           Feb. 1997
and director                   Director since Dec. 20,
                               1995

M. Thomas Makmann, 49,         Since Mar. 1996               Feb. 1997
president and chief
operating officer

Ronald W. Cantwell, 52,        Since Dec. 20, 1995           Feb. 1997
vice-president, treasurer,
assistant secretary and
director

Gregory B. Price, 32,          Since Dec. 20, 1995           Feb. 1997
vice-president, secretary
and assistant treasurer

William J. Hopke, 40,          Since fiscal year 1991        Feb. 1997
director

     Jack R. Sauer, 43, has been the chairman and chief executive officer of the Company since March 1, 1996, and has been a director of the Company since December 20, 1995. A graduate of Bernard M. Baruch College, Mr. Sauer is the chief financial officer, vice-president and a director of VC Holdings, Inc. a Delaware corporation ("VCH"), which is wholly-owned by Ronald W. Cantwell. VCH has 100% of the voting rights and management of Trilon Dominion Partners, LLC, a Delaware limited liability company (the "LLC"), the majority stockholder of the Company. Mr. Sauer is on the board of Accessware, Inc.

     M. Thomas Makmann, 49, was hired as a consultant of the LLC effective as of March 1, 1996, and has been serving as the president and chief operating officer of the Company since that date. A graduate of Michigan Technology University, Mr. Makmann most recently served as the president of Sytron Corporation, a wholly-owned subsidiary of Rexon Corporation, from 1993 to 1995. Prior to Sytron, he held key managerial positions at Maxtor Corporation, Archive Corporation, Shugart Associates, Memorex Corporation and Control Data Corporation.

     Ronald W. Cantwell, 52, has been the vice-president, treasurer, assistant secretary and director of the Company since December 20, 1995.
A graduate of the University of Wisconsin, Mr. Cantwell is the president and a director of VCH. He is on the board of Odyssey Nutriceutical Science, Inc., Caldera Environmental Corporation and Morrison International, Inc.

     Gregory B. Price, 32, has been the vice-president, secretary and assistant treasurer of the Company since December 20, 1995. Mr. Price is a graduate of the University of Charlotte.

     William J. Hopke, 40, has been a director of the Company since 1991 and served as CEO of the Company from January 27, 1995 through March 1, 1996. A graduate of Christopher Newport College, Mr. Hopke is the executive vice-president and a director of VCH. He is on the board of Advanced Materials, Inc., Caldera Environmental Corporation, EPL Technologies, Inc., Morrison International, Inc., Organogenesis, Inc., Pets RX, Inc., SpectraCell Labs,
Inc. and Wilshire Technologies, Inc.

The Company has not yet established a slate of nominees for the 1996 Annual Meeting.

There are no family relationships among the Company's executive officers, directors and nominees.

Mr. Sauer, Mr. Cantwell and Mr. Hopke are all officers and directors of VCH. Mr. Makmann is a consultant of the LLC and Mr. Price is an employee of InVision Technology, Inc.

Item 10.  Executive Compensation.

                               SUMMARY COMPENSATION TABLE

                                                Long Term Compensation
                  Annual Compensation              Awards      Payouts
   (a)       (b)    (c)     (d)     (e)       (f)        (g)      (h)      (i)
Name
and                                Other   Restricted                     All
Principal                          Annual  Stock       Options/  LTIP     Other
Position     Year  Salary  Bonus   Comp    Award(s)    SARs      Payouts  Comp
                    ($)     ($)     ($)       ($)        (#)      ($)      ($)

Frederick M. 1995  229,993  -0-     -0-      -0-        -0-       -0-     2,870*
Jenner, CEO  1994  129,567  -0-     -0-      -0-        -0-       -0-    17,475
             1993   58,423  -0-     -0-      -0-        -0-       -0-      -0-

William J.   1995    -0-    -0-     -0-      -0-        -0-       -0-      -0-
Hopke, CEO   1994    -0-    -0-     -0-      -0-        -0-       -0-      -0-
             1993    -0-    -0-     -0-      -0-        -0-       -0-      -0-

Jack R.      1995    -0-    -0-     -0-      -0-        -0-       -0-      -0-
Sauer, CEO   1994    -0-    -0-     -0-      -0-        -0-       -0-      -0-
             1993    -0-    -0-     -0-      -0-        -0-       -0-      -0-

John G.      1995  115,000  2,382   -0-      -0-        -0-       -0-     864**
Perry,       1994    -0-    -0-     -0-      -0-        -0-       -0-      -0-
President    1993    -0-    -0-     -0-      -0-        -0-       -0-      -0-

* Term life insurance premium amount of $2,870.
** Term life insurance premium amount of $864.

Mr. Jenner resigned as CEO of the Company effective as of January 27, 1995. Effective as of such date, Mr. Hopke became CEO of the Company and served as CEO until March 1, 1996. Effective as of March 1, 1996, Mr. Sauer became CEO of the Company.

Mr. Jenner resigned as the chairman of the Board of Directors and as the Chief Technical Officer of the Company effective as of October 17, 1995.

The amounts listed above do not include Mr. Jenner's accrued salary amounts of $18,170, $75,214 and $121,346 for the years 1995, 1994 and 1993, respectively.
On October 17, 1995, as part of the Settlement Agreement, the Company was released of its obligation to pay these amounts to Mr. Jenner.

The Company granted Mr. Jenner, the former CEO, options which were to expire in January 1996, to purchase common stock in the Company at $.25 per share. At September 30, 1995, the number of shares as to which options were exercisable was 1,200,000. Subsequent to year end, the former CEO conveyed the options to the Company.

The Company granted Mr. Perry, the prior President, options which were to expire in June, 1997, to purchase 65,000 shares of common stock in the Company at $1.00 per share. During the year, he exercised 107 of the options. Subsequent to year end, the prior President conveyed the remaining options to the Company.

The Company does not pay any of the directors a fee for their services as directors.

Item. 11  Security Ownership of Certain Beneficial Owners and Management.

Name of Beneficial Owner
(Address is included                                                Percent of
for persons known to             Amount and Nature                  Outstanding
hold more than 5%)               of Beneficial Ownership            Stock

Trilon Dominion Partners, LLC    3,367,802 owned directly              78.4%
P.O. Box 26532
Richmond, VA

William J. Hopke *                      -0-                               0%

Jack R. Sauer *                         -0-                               0%

Ronald W. Cantwell *              3,367,802 owned indirectly           78.4%

Gregory B. Price                        -0-                               0%

M. Thomas Makmann                       -0-                               0%

All Officers and Directors        3,367,802 individually and jointly,  78.4%
as a Group                        record and beneficial including
                                  those owned by Trilon Dominion
                                  Partners, LLC

* Officers and directors of VCH.

Note. The numbers shown above include duplication, because where shares are beneficially owned by more than one person or entity, they are reported as beneficially owned by all such persons or entities.

Dominion Capital, Inc. ("Dominion"), a Virginia corporation, transferred ownership of 3,367,802 shares of the common stock of the Company to the LLC. The transfer was made pursuant to the terms of a Contribution Agreement (the "Contribution Agreement") between Dominion and the LLC, whereby Dominion contributed all of its interest in a specified portfolio of investments (including the InVision common stock) in exchange for a non-voting Class B membership interest in the LLC. The only other member of the LLC is VCH, the sole manager of the LLC and the holder of 100% of the voting interests in the LLC.

The shares of InVision common stock held by Dominion were the subject of the legal proceedings referred to above on the closing date of the transactions contemplated by the Contribution Agreement, and thus were held by Dominion for the benefit of the LLC pending the conclusion of such proceedings. On September 5, 1995, a settlement in the legal proceedings was agreed to among the parties and the shares were subsequently transferred to the LLC on November
1, 1995.  See Item 3. Legal Proceedings.

Item 12.  Certain Relationships and Related Transactions.

1. Mr. Jenner, the former CEO of the Company, had a total accrued salary of $536,384, net of an $80,000 loan, through September 30, 1995. The Company was released from its obligations to pay such accrued salary to Mr. Jenner in connection with the execution of the Settlement Agreement.

2. During the year ended September 30, 1995, Dominion, holder of approximately 59% of the outstanding common stock of the Company at September 30, 1995, exercised its 2,650,000 standing stock warrants pursuant to its line of credit agreement with the Company. The agreement stipulated the warrants were exercisable at $1.00 per share. In lieu of a cash payment, Dominion converted its outstanding debt on the line of credit with the Company in the amount of $2,650,000 to stock.

During the year ended September 30, 1995, Dominion amended its line of credit with the Company. The amended agreement provided a total available amount of $900,000 to draw on for operations. The agreement also provided for the following:

     1. The borrowing is evidenced by a grid promissory note dated, September 18, 1995. Interest is due at a rate of prime plus one percent, payable on the earlier of demand for such payment by Dominion or quarterly beginning on September 30, 1995.

     2. The former CEO and his wife had pledged 876,083 shares of common stock of the Company held by them as collateral for the payment of the note. Subsequent to the year end, the former CEO and his wife agreed to convey the shares of common stock to the Company.

     3. The payment of the note is collateralized by a pledge of substantially all of the tangible and intangible assets of the Company.

By September 30, 1995, the Company had borrowed $825,000 under this line of credit agreement.

In addition to the line of credit agreement, Dominion loaned the Company $100,000 on February 1, 1995, evidenced by a grid promissory note. The terms of the note are the same as the terms of the line of credit agreement as described above.

The prime rate was 8.75% at September 30, 1995.

During the year ended September 30, 1995, $54,493 of interest was paid by the issuance of 54,493 shares of stock at $1.00 per share in lieu of a cash payment. At September 30, 1995, the Company owed Dominion $19,036 in accrued interest on the outstanding debt.

Pursuant to the Contribution Agreement, Dominion contributed to the LLC all of its right, title and interest in and to the shares of common stock of the Company, in addition to all of its right, title and interest in and to the $100,000 grid promissory note and the $900,000 grid promissory note.

3. The LLC has verbally agreed to provide to the Company advances of up to an additional $700,000 for working capital purposes, on terms which as of the date of this filing have yet to be finalized.


                               Part IV


Item 13.  Exhibits and Reports on Form 8-K

(a)  Exhibits

(3)  Articles of Incorporation and By-Laws
(4)  Instruments defining the rights of security holders, including indentures

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the last quarter of the period covered by this report. On December 15, 1995, the Company filed a Form 8-K describing the terms of the Contribution Agreement and the Settlement Agreement.

                               Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                                   InVision Technology, Inc.



Date:  May __, 1996                           _______________________________
                                              Jack R. Sauer, CEO and Director

Date:  May __, 1996                           _______________________________
                                              William J. Hopke, Director

Date:  May __, 1996                           _______________________________
                                              Ronald W. Cantwell,
                                              Vice-President and Director

                               Form 10-KSB - Annual Report

                                         Item 7

                                  Financial Statements


                              Year Ended September 30, 1995


                                 InVision Technology, Inc.

                                    Holly Hill, Florida

                     Report of Independent Certified Public Accountants



To the Board of Directors and Shareholders of InVision Technology, Inc.

We have audited the accompanying balance sheet of InVision Technology, Inc. as of September 30, 1995, and the related statements of operations, shareholders' deficit, and cash flows for the years ended September 30, 1005 and 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of InVision Technology, Inc. as of September 30, 1995, and the results of its operations and its cash flows for the years ended September 30, 1995 and 1994, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a net working capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2 to the financial statements. The ultimate outcome of these uncertainties cannot presently be determined. Accordingly, no adjustments have been made in the accompanying financial statements.



                                                          /s/James Moore & Co.



Holly Hill, Florida
January 31, 1996
(except for Note 15, as to
which the date is March 15, 1996)

                               InVision Technology, Inc.

                                     Balance Sheet

                                                             September 30, 1995
                                                             __________________
ASSETS

Current assets:

  Cash and cash equivalents                                       $  18,215

  Accounts receivable                                               126,934

  Inventories, net <Note 3>                                         255,348

  Prepaid expenses                                                   12,849
                                                                    _______

Total current assets                                                413,346
                                                                    _______

Property and equipment:

  Furniture and equipment                                            47,619

  Software and hardware <Note 4>                                     70,296

  Leasehold improvements                                             35,000
                                                                    _______
                                                                    152,915

Accumulated depreciation and amortization                            64,565
                                                                    _______
Property and equipment, net                                          88,350

Other assets                                                          1,689
                                                                    _______

Total assets                                                       $503,385

See accompanying notes.

                               InVision Technology, Inc.

                               Balance Sheet (Continued)

                                                             September 30, 1995
                                                             __________________
Liabilities and shareholders' deficit

Current liabilities:

  Accounts payable                                                $   136,443

  Accrued loss on open contracts <Note 1>                              48,257

  Deferred revenue                                                    265,993

  Deferred revenue on shipments to distributor                        125,420

  Accrued officers' salaries <Notes 8 and 14>                         456,384

  Loan from shareholder <Notes 8, 12 and 14>                          925,000

  Due to officer <Notes 8 and 14>                                     110,577

  Due to shareholder <Notes 8 and 14>                                  19,036
                                                                    _________

Total current liabilities                                           2,087,110
                                                                    _________

Commitments <Notes 2, 5, 7, 9, 10 and 14>                                _

Shareholders' deficit <Notes 5, 8 and 14>

  Common stock, $.001 par value:
  Authorized shares - 50,000,000
  Issued and outstanding shares -
  5,753,012                                                             5,753

  Additional paid-in capital                                        5,768,871

  Accumulated deficit                                              <7,358,349>
                                                                   ___________

Total shareholders' deficit                                        <1,583,725>
                                                                   ___________

Total liabilities and shareholders' deficit                       $   503,385

See accompanying notes.

                               InVision Technology, Inc.

                                Statement of Operations

                                                     Year ended September 30,
                                                       1995             1994
                                                    __________________________
Revenues <Notes 8 and 11>                          $   149,225     $   268,973

Cost of revenues earned                                145,783         184,426
                                                    __________________________
                                                         3,442          84,547
                                                    __________________________

Costs and other operating expenses:

  Loss on holding inventory                            310,636          11,018

  Selling and promotion                                660,373         543,203

  General and administrative                           642,766         425,021

  Research and development                             112,034          84,347

  Depreciation and amortization                        171,085         109,046
                                                    __________________________

Total costs and operating expenses                   1,896,894       1,172,635
                                                    __________________________

Loss from operations                                <1,893,452>     <1,088,088>

Other income <expense>:

  Other income                                           5,000           9,000

  Interest income                                          821           1,759

  Interest expense <Note 8>                         <   89,623>     <  118,613>

  Loss on abandonment of assets                     <   86,702>           -0-

  Loss on impairment of long-lived assets <Note 1>  <   37,585>           -0-

  Loss on contract termination <Notes 8 and 14>     <  110,577>           -0-

  Gain on lease termination                             20,677            -0-
                                                    ___________________________

Total other income <expense>                        <  297,989>     <  107,854>
                                                    ___________________________

Net loss                                           $<2,191,441>    $<1,195,942>

Loss per share                                     $<   .44   >    $<   .40   >

See accompanying notes.

                               InVision Technology, Inc.

                           Statement of Shareholders' Deficit

                    For The Years Ended September 30, 1995 and 1994

                                         Additional
                                 Common  Paid-In      Accumulated
                                 Stock   Capital      Deficit          Total
                                 ______________________________________________
Balance at October 1, 1993      $ 3,025  $3,043,690  $<3,970,966>  $<  924,251>

Issuance of common stock
23,309 shares                        24      23,285        -            23,309

Net loss                           -           -      <1,195,942>   <1,195,942>
                                 ______________________________________________

Balance at September 30, 1994     3,049   3,066,975   <5,166,908>   <2,096,884>

Issuance of common stock
2,704,600 shares<Note 8>          2,704   2,701,896        -         2,704,600

Net loss                            -          -      <2,191,441>   <2,191,441>
                                 ______________________________________________

Balance at September 30, 1995   $ 5,753  $5,768,871  $<7,358,349>  $<1,583,725>

See accompanying notes.

                               InVision Technology, Inc.

                                Statement of Cash Flows

                   Increase <Decrease> in Cash and Cash Equivalents

                                                     Year ended September 30,
                                                      1995              1994
                                                   ____________________________
Operating activities

Net loss                                          $<2,191,441>     $<1,195,942>
                                                   ____________________________

Adjustments to reconcile net loss to net cash used by operating activities:

    Depreciation and amortization
    (including allocation to research and
    development and selling and promotion)            228,641          150,177

    Non-cash interest                                  54,493             -

    Loss on abandonment of assets                      86,702             -

    Loss on impairment of long-lived assets            37,585             -

    Loss on sale of asset                                 923             -

    Changes in operating assets and liabilities:

      Accounts receivable                          <   87,822>      <    6,158>

      Inventories                                      33,134       <   99,332>

      Prepaid expenses                                  6,939       <    8,419>

      Accounts payable                                102,597       <    8,077>

      Accrued loss on open contracts                   48,257              -

      Deferred revenue                                 71,912          194,136

      Deferred revenue on shipments to distributors   125,420              -

      Accrued interest payable to shareholder          19,036       <   17,369>

      Accounts payable to officers                 <    1,267>      <      579>

      Accrued officers' salaries                   <   95,278>          74,202

      Due to officer                                  110,577              -

      Other assets                                      8,114           21,750

      Other accrued expenses                       <   26,623>           2,678
                                                   ____________________________

    Total adjustments                                 723,340          303,009
                                                   ____________________________

Net cash used by operating activities              <1,468,101>      <  892,933>
                                                   ____________________________

Investing activities

  Sale of property and equipment                        3,900              -

  Purchase of property and equipment               <   62,007>      <   70,703>
                                                   ____________________________

Net cash used by investing activities              <   58,107>      <   70,703>
                                                   ____________________________

Financing activities

  Proceeds from issuance of common stock                  107              -

  Loan from shareholder                             1,500,000          850,000
                                                   ____________________________

Net cash provided by financing activities           1,500,107          850,000
                                                   ____________________________

Net decrease in cash and cash equivalents          <   26,101>      <  113,636>

Cash and cash equivalents at beginning of year         44,316          157,952
                                                   ____________________________

Cash and cash equivalents at end of year          $    18,215      $    44,316

Supplemental disclosure of cash flow information

  Cash paid during the year for interest          $    16,094      $   112,673

Supplemental schedule of noncash investing and financing activities

  Issuance of common stock in lieu of cash        $ 2,650,000      $       -
  payment on debt

  Retirement of debt with borrowings on new debt  $     -          $ 1,650,000

  Issuance of common stock in lieu of cash        $    54,493      $    23,309
  payment for interest

See accompanying notes.

                               InVision Technology, Inc.

                            Notes to Financial Statements

                                 September 30, 1995


1.  Significant Account Policies

Description of business

InVision Technology, Inc. (the Company) was incorporated on October 3, 1985. Since then it has engaged in the design, development, production and marketing of computer driven security management systems.

Cash and cash equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, bank demand deposit accounts and temporary investments with original maturities of three months or less at the time of purchase.

Concentrations of credit risk

Substantially all accounts receivable are due from entities in the security industry. These accounts receivables are in the ordinary course of business. Payments are due as work progresses, and no collateral is required. Receivables of $108,488 were due from one customer at September 30, 1995.

The Company has demand deposits with aggregate bank balances at September 30, 1995, of $36,837, with a bank which is part of a branch banking system covering the State of Florida. The Company has no policy requiring collateral or other security to support its deposits, although all demand deposits with banks are federally insured up to $100,000 under FDIC protection.

Inventory

Inventory is stated at the lower of cost, determined on the first-in, first-out basis, or market.

Property and equipment

Property and equipment are stated at cost. Depreciation and amortization is provided for financial reporting purposes using the straight-line method over estimated useful lives of 1 to 10 years.

On September 5, 1995, the Company modified its facilities lease to a month to month arrangement. The modification provided for the sale, to the lessor, of the leasehold improvements in the facility once certain stipulations were met. The transaction was completed subsequent to year end. Therefore, the leasehold improvements are being carried in the financial statements at their net realizable value of $35,000 at September 30, 1995. The resulting loss recognized in the financial statements is $37,585.

Income recognition

For financial reporting purposes, sales under contracts to customers other than distributors are recorded in results of operations when final shipments are made. Progress payments received prior to final shipment are included in deferred revenue until the contract is complete and shipped.

Anticipated losses on contracts are provided for and shown as a liability and included in cost of revenues earned.

                               InVision Technology, Inc.

                                   September 30, 1995


1. Significant Accounting Policies (Continued)


Income recognition (Continued)

Sales are made to a distributor under terms allowing certain rights of return on unsold merchandise held by the distributor. This agreement can be terminated by either party upon written notice, at which time the Company repurchases unsold inventory. Accordingly, recognition of sales to the distributor and related gross profit is deferred until the merchandise is resold by the distributor.

Loss per share

Loss per share amounts are computed on the weighted average total number of common shares outstanding during the respective years totaling 4,974,900 in 1995 and 3,025,168 in 1994, respectively.

2.  Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has experienced substantial operating losses for the past several years and as of September 30, 1995, the Company has a shareholders' deficit of $1,583,725. In addition, the Company's sales do not generate working capital sufficient to meet future operating requirements. These factors indicate that the Company maybe unable to continue in existence.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Management is currently pursuing options to solve its financial problems. Management is currently following plans to focus on their current product line and review and improve their marketing strategies in an effort to increase sales. At present, it is not possible to determine the ultimate outcome of these matters.

3.  Inventory

Inventory consists of the following at September 30, 1995:

          Work in progress                           $247,382
          Components                                    7,966
                                                      _______

                                                     $255,348

The inventory amounts are presented net of a $319,997 inventory valuation allowance.

                               InVision Technology, Inc.

                                  September 30, 1995



4.  Capitalized Software and Hardware to be Marketed

In prior years, certain software and hardware modification and enhancement costs developed by the Company were capitalized. During the year ended September 30, 1995, the estimated useful lives of these assets was revised to reflect their ability to generate significant revenue. Amortization and depreciation of these software and hardware costs included in depreciation and amortization expense for the years ended September 30, 1995 and 1994 was $132,593 and $55,350, respectively. At September 30, 1995, these assets had a net book value of $0.

5.  Stock Options and Warrants

The Company granted the former CEO options, which were to expire in January 1996, to purchase common stock in the Company at $.25 per share. At September 30, 1995, the number of shares as to which options were exercisable was 1,200,000. Subsequent to year end, the former CEO conveyed the options to the Company as described in Note 14.

The Company granted the prior President options, which were to expire in June, 1997, to purchase 65,000 shares of common stock in the Company at $1.00 per share. During the year, he exercised 107 of the options. Subsequent to year end, the prior President conveyed the remaining options to the Company as described in Note 14.

Outstanding warrants and options during the year are summarized as follows:

          Outstanding, beginning of year         2,762,200     1,265,000
          Expired during the year               <  112,200>        -
          Exercised during the year
           (at $1.00 per share)                 <2,650,000>   <      107>
                                                ___________   ___________
          Outstanding, end of year                   -         1,264,893
                                                ___________   ___________
          Range of exercise price                    -        $.25 - $1.00

During the year ended September 30, 1995, 2,650,000 warrants were exercised as described in Note 8. No options or warrants were exercised during the year ended September 30, 1994.

6.  Income Taxes

Effective October 1, 1993, the Company changed its method of accounting for income taxes from the deferred method to the liability method required by FASB Statement No. 109, "Accounting for Income Taxes". Under the liability method, deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. There was no cumulative effect of adopting Statement 109 as of October 1, 1993.

                               InVision Technology, Inc.

                                   September 30, 1995



6.  Income Taxes (Continued)


The Company has net operating loss carryforwards of approximately $7,180,600 and $6,595,600 at September 30, 1995, for financial reporting and federal tax purposes, respectively. These carryforwards will begin to expire in fiscal year 2001. For financial reporting purposes, a valuation allowance has been recognized.

The Internal Revenue Code of 1986, as amended (the "Code"), imposes substantial limitations on the use of carryforwards upon the occurrence of an "ownership change" (as defined in Section 382 of the Code). An "ownership change" can result from issuances of equity securities.

Significant components of the Company's deferred tax assets and liabilities as of September 30, 1995, are as follows:

          Deferred tax assets:
               Accrued officer salaries              $   68,500
               Net operating loss carryforwards         990,000
                                                      ___________
                    Total                              1,058,500
               Valuation allowance for deferred
               tax assets                             <1,058,500>
                                                      ___________
                    Net deferred tax assets          $     -

          Deferred tax liability:
               Depreciation                                9,600
               Valuation allowance for deferred
               tax liability                          <    9,600>
                                                      ___________
                    Net deferred tax liability       $     -

7.  Operating Leases

Expenses charged against operations for operating lease commitments totaled approximately $133,002 and $124,055 for the years ended September 30, 1995 and 1994, respectively. The Company had no long-term lease commitments at September 30, 1995.

8.  Related Party Transactions

Loan from shareholder

During the year ended September 30, 1995, Dominion Capital, Inc. holder of 59% of the outstanding common stock of the Company at September 30, 1995, exercised its 2,650,000 outstanding stock warrants pursuant to its line of credit agreement with the Company. The agreement stipulated the warrants were exercisable at $1.00 per share. In lieu of a cash payment, Dominion converted its outstanding loan on the line of credit with the Company in the amount of $2,650,000 to stock.

                               InVision Technology, Inc.

                                  September 30, 1995


8.  Related Party Transactions (Continued)


During the year ended September 30, 1995, Dominion amended its line of credit agreement with the Company. The amended agreement provided a total available amount of $900,000 to draw on for operations. The agreement also provided for the following:

     1. The borrowing is evidenced by a grid promissory note date, September 18, 1995. Interest is due at a rate of prime plus one percent, payable on the earlier of demand for such payment by Dominion or quarterly beginning on September 30, 1995.

     2. The former CEO and his wife had pledged 876,083 shares of common stock of the Company held by them as collateral for the payment of the note. Subsequent to the year end, the former CEO and his wife agreed to convey the shares of common stock to the Company.

     3. The payment of the note is collateralized by a pledge of substantially all of the tangible and intangible assets of the Company.

By September 30, 1995, the Company had borrowed $825,000 under this line of credit agreement.

In addition to the line of credit agreement, Dominion loaned the Company $100,000 on February 1, 1995, evidenced by a grid promissory note. The terms of the note are the same as the terms of the line of credit agreement as described above.

The prime rate was 8.75% at September 30, 1995.

During the year ended September 30, 1995 and 1994, respectively, $54,493 and $23,309 of interest was paid by the issuance of 54,493 and 23,309 shares of stock at $1.00 per share in lieu of a cash payment. At September 30, 1995, the Company owed Dominion $19,036 in accrued interest on the outstanding debt.

Accrued salaries

The former CEO and his wife elected to partially defer $18,170 and $75,214 of their salaries during the years ended September 30, 1995 and 1994, respectively. Total deferred salaries as of September 30, 1995 and 1994, respectively, was $456,384 and $551,652. Subsequent to the year ended September 30, 1995, the Company was released of its obligation to pay this liability, as described in
Note 14.

Due to officer

Subsequent to the year ended September 30, 1995, the Company entered into an agreement releasing it of any commitments under an executive agreement with its former President, as described in Note 14. In consideration of the release, the Company incurred a loss totaling $110,577, which is accrued in the financial statements as of September 30, 1995.

                               InVision Technology, Inc.

                                  September 30, 1995


8.  Related Party Transactions (Continued)


Due from officer

During the year ended September 30, 1995, the Company advanced $80,000 to its former CEO. The entire balance was outstanding at September 30, 1995. Subsequent to the year ended September 30, 1995, the prior officer was released of his obligation to repay this debt, as described in Note 14. This receivable has been netted against the accrued salaries due to the officer in the accompanying financial statements.

Sales to officers

During the year ended September 30, 1995, the former CEO purchased a vehicle from the Company. The sale resulted in a loss of $923, which is reflected in the financial statements as of September 30, 1995.

Included in contract revenues for the year ended September 30, 1995, are sales to officers of the Company totaling $5,117.

9.  Outstanding Letter of Credit

In accordance with a contract with a customer, at September 30, 1995, the Company had a $200,000 outstanding letter of credit.

10.  Commitments

At September 30, 1995, the Company had an executive agreement with the former CEO for a renewal term beginning June 21, 1993, and continuing to July 21, 1998. The original agreement dated December 1, 1989, set the executive's salary at $120,000 per annum with 15% increases per annum. Bonuses were also provided based on 2% of the total annual gross sales payable when the annual gross sales exceeded one million dollars. The executive could be terminated for cause after 3 months written notice with salary and any earned bonus or other employee benefits due to the termination date. Subsequent to the year ended September 30, 1995, the Company was released of any commitments under the agreement, as described in Note 14.

At September 30, 1995, the Company had an executive agreement with its former President for a term beginning June 1, 1994, and continuing to September 30, 1996. The agreement set the executive's salary at $115,000 per annum. Bonuses were 2% of the total annual net sales payable annually. In addition to the salary, bonuses and benefits, the Company had granted the Executive a series of options to purchase common stock of the Company. The options were exercisable at a price of $1.00 per share and scheduled to expire three years after issuance. An option to acquire 65,000 shares of stock was issued to the Executive upon the successful completion of the additional financing (Note 8) following the commencement of his employment. An additional option to acquire 30,000 shares was to be granted upon the successful completion of the first year of employment, contingent upon the successful conversion of the Dominion debt to equity investment and the infusion of an additional $2.5-$4

                              InVision Technology, Inc.

                                  September 30, 1995


10.  Commitments (Continued)


million of equity investment. An additional option to acquire 30,000 shares was to be granted upon the successful completion of the second year of employment, also contingent upon successful conversion of the Dominion debt to equity investment and the infusion of an additional $2.5-$4 million of equity investment. If the contract was renewed for an additional year, an additional option to acquire 30,000 shares was to be granted upon the successful completion of the third year of employment. Subsequent to the year ended September 30, 1995, the Company was released of any commitments under the agreement, as described in Note 14.

11.  Economic Dependence

A material part of the Company's business is dependent on a few customers, the loss of which could have a severe impact on the Company. For the year ended September 30, 1995 and 1994, respectively, $101,453 (68%) and $148,430 (55%) of revenues were attributable to three and four customers, respectively, of which each generated revenues greater than 10% of the total revenues for the year.

12.  Fair Value of Financial Instruments

The estimated fair value of the Company's line of credit and demand note payable to shareholder approximates their carrying value, $925,000, at September 30, 1995. The line of credit and demand note payable are based on variable rates of interest which reflect current rates at which the Company could borrow funds with similar remaining maturities.

13.  Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

14.  Litigation and Settlement Agreement

On October 1, 1994, the ownership of the issued and outstanding common stock of the Company was as follows:

                                                      Shares     Percentage
                                                     _________   __________

          The former Chief Executive Officer and
            Treasurer (the former CEO) and his wife  1,459,083      48%
          Dominion Capital, Inc.                       663,309      22
          Others                                       926,020      30
                                                     _________   __________

                                                     3,048,412     100%

                               InVision Technology, Inc.

                                  September 30, 1995



14.  Litigation and Settlement Agreement (Continued)


On January 13, 1995, Dominion Capital, Inc. exercised warrants to purchase 2,650,000 shares of the Company's common stock and accepted 54,493 shares of the Company's common stock in lieu of a cash payment for interest due to them, resulting in the ownership of the issued and outstanding stock on that date as follows:

                                                       Shares    Percentage
                                                     _________   __________

          The former CEO and his wife                1,459,083      25%
          Dominion Capital, Inc.                     3,367,802      59%
          Others                                       926,020      16%
                                                     _________   __________

                                                     5,752,905     100%

On January 27, 1995, the Board of Directors elected a new Chief Executive Officer and Treasurer.

On February 2, 1995, litigation was instituted by the former CEO and his wife against the Company, Dominion Capital, Inc. and three of the members of the Board of Directors of the Company.

On June 30, 1995, Dominion Capital, Inc. agreed to transfer the shares it owned in the Company to Trilon Dominion Partners, LLC.

On September 5, 1995, the Company, in cooperation with the former CEO and his wife, concluded negotiations with the lessor of the building housing its administrative offices and operating facilities, resulting in the lease becoming a month-to-month lease.

On October 17, 1995, the Company and its former President released one another from all commitments arising out of the Company's executive employment agreement with its former President (Note 10). In exchange for the Company terminating the agreement, the former President agreed to convey to the Company his 107 shares of the Company's common stock and 64,893 outstanding options. The release resulted in a loss to the Company of $110,577. Accordingly, a provision for the loss of $110,577 has been charged to operations in the accompanying financial statements for the year ended September 30, 1995.

On October 17, 1995, the terms of a settlement agreement dated September 5, 1995, between the former CEO and his wife, the Company, Dominion Capital, Inc., and three of the members of the Board of Directors of the Company were satisfied, resulting in the following:

     (1) Dismissal of the litigation and mutual releases in favor of all of the parties.

     (2) Resignation by the former CEO and his wife as officers and members of the Board of Directors of the Company.

                               InVision Technology, Inc.

                                   September 30, 1995


14.  Litigation and Settlement Agreement (Continued)


     (3)  Cessation of employment by the former CEO and his wife.

     (4) Conveyance to the Company by the former CEO and his wife of 1,459,083 shares of the Company's common stock.

     (5) Cancellation of options held by the former CEO to purchase 1,200,000 shares of the Company's common stock.

     (6) Release by the Company to the former CEO of a term life insurance policy on his life in the face amount of $1,000,000. The Company has no future liability for premium payments on the policy.

     (7) Release by the former CEO and his wife of any claim for deferred salary, recorded by the Company at September 30, 1995.

On November 1, 1995, Dominion Capital, Inc. conveyed to Trilon Dominion Partners, LLC its grid promissory note dated September 18, 1995, providing the Company a line of credit of $900,000 ($825,000 of which was outstanding at September 30, 1995), and its grid promissory note for $100,000, all of which was outstanding at September 30, 1995.

As of November 1, 1995, the ownership of the issued and outstanding common stock of the Company is as follows:

                                                      Shares
                                                      ______

     Shares outstanding prior to conveyance by
      the former President and CEO and his wife       5,753,012
     Shares conveyed to the Company                   1,459,190
                                                      _________

                                                      4,293,822

                                                                 Percentage
                                                                 __________
     Owned by:
      Trilon Dominion Partners, LLC                   3,367,802      78%
      Others                                            926,020      22
                                                      _________  __________

                                                      4,293,822     100%

15.  Subsequent Event

Effective in March 1996, the Company changed its name to InVision Technology, Inc.

                          Securities and Exchange Commission

                                 Washington, DC  20549

                                          1995

                                      Form 10-KSB

                                     Annual Report

                               InVision Technology, Inc.



                                       Exhibits

Exhibit Table Number               Description                          Page
____________________               ___________                          ____

        (3)                  Articles of Incorporation                    1

        (3)                  By-Laws                                      4

        (4)                  Instruments defining the rights             18
                             of security holders, including indentures

Attached under separate cover delivery by United Parcel Service Next Day Air.