Form 10KSB/A
period 1995-09-30
INVISION TECHNOLOGY INC
filed 1996-07-08
CIK 805327

UNITED STATES

                    SECURITIES AND EXCHANGE COMMISSION

                       WASHINGTON, D.C.  20549

          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

               FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1995

                   COMMISSION FILE NUMBER 33-9868-A

           INVISION TECHNOLOGY, INC. (FORMERLY IMPROCOM, INC.)
         (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHAPTER.)

                 NEVADA, U.S.A.                 88-0212471
         (STATE OR OTHER JURISDICTION OF    (I.R.S. EMPLOYER
         INCORPORATION OR ORGANIZATION)     IDENTIFICATION NO.)

         230 CARSWELL AVENUE, HOLLY HILL, FL           32117
         (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)    (ZIP CODE)

           REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:
                            (904) 254-8100

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                       YES [ ]          NO [X]

     CHECK IF THERE IS NO DISCLOSURE OF DELINQUENT FILERS IN RESPONSE TO ITEM 405 OF REGULATION S-B CONTAINED IN THIS FORM, AND NO DISCLOSURE WILL BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-KSB OR ANY AMENDMENT TO THIS FORM 10-KSB. [X]

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