Form 10QSB
period 1995-12-31
INVISION TECHNOLOGY INC
filed 1996-09-09
CIK 805327

UNITED STATES

                     SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C.  20549

                                 FORM 10QSB


Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended        December 31, 1995

Commission file Number    33-9868-A

         Shepherd Surveillance Solutions, Inc.
(Exact name of registrant as specified in its charter.)

    Nevada, U.S.A.                    88-0212471
(State or other jurisdiction of    (I.R.S. Employer
incorporation or organization)     Identification No.)

7 Perimeter Road, Suite 4, Manchester, NH      03103
(Address of principal executive offices      (Zip Code)

Registrant's telephone number, including area code:
(603) 622-8668

InVision Technology, Inc., 230 Carswell Avenue, Holly Hill, FL 32117
(Former name, former address, former fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         YES [X]        NO [ ]

            APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
               PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Check whether the registrant filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

                         YES [ ]        NO [ ]

                  APPLICABLE ONLY TO CORPORATE ISSUERS:

At December 31, 1995, 4,293,822 shares of common stock, $.001 par value per share were outstanding.

                          Shepherd Surveillance Solutions, Inc.

                                     Balance Sheet

                                       December 31, 1995
                                          <unaudited>        September 30, 1995
                                       __________________    __________________
Assets

Current assets:

  Cash and cash equivalents            $   44,861                  $  18,215

  Accounts receivable                      40,857                    126,934

  Inventories, net                        280,521                    255,348

  Prepaid expenses                          8,714                     12,849
                                        _________                    _______

Total current assets                      374,953                    413,346
                                        _________                    _______

Property and equipment:

  Furniture and equipment                  47,903                     47,619

  Software and hardware                    70,296                     70,296

  Leasehold improvements                    -0-                       35,000
                                        _________                    _______
                                          118,199                    152,915

Accumulated depreciation and amortization  69,159                     64,565
                                        _________                    _______
Property and equipment, net                49,040                     88,350

Other assets                                5,278                      1,689
                                        _________                    _______

Total assets                           $  429,271                   $503,385

See accompanying notes.

                         Shepherd Surveillance Solutions, Inc.

                               Balance Sheet (Continued)

                                          December 31, 1995
                                             <unaudited>      September 30, 1995
                                          _________________   __________________
Liabilities and shareholders' deficit

Current liabilities:

  Accounts payable                         $    3,880             $   136,443

  Accrued loss on open contracts               48,257                  48,257

  Deferred revenue                            265,993                 265,993

  Deferred revenue on shipments
  to distributor                              125,420                 125,420

  Accrued officers' salaries                    -0-                   456,384

  Loan from shareholder                     1,278,500                 925,000

  Due to officer                                -0-                   110,577

  Due to shareholder                           45,223                  19,036
                                           __________               _________

Total current liabilities                   1,767,273               2,087,110
                                           __________               _________

Commitments

Shareholders' deficit

  Common stock, $.001 par value:
  Authorized shares - 50,000,000
  Issued and outstanding shares -
  4,293,822                                     4,294                   5,753

  Additional paid-in capital                6,226,715               5,768,871

  Accumulated deficit                      <7,569,011>             <7,358,349>
                                           __________             ___________

Total shareholders' deficit                <1,338,002>             <1,583,725>
                                           __________             ___________

Total liabilities and shareholders'
deficit                                   $   429,271             $   503,385

See accompanying notes.

                          Shepherd Surveillance Solutions, Inc.

                    Statements of Operations and Accumulated Deficit

                                       <unaudited>

                                                 Three Months Ended December 31,
                                                       1995             1994
                                                  ______________________________
Revenues                                          $   20,104       $     8,459

Cost of revenues earned                                3,236             7,100
                                                    __________________________
                                                      16,868             1,359
                                                    __________________________

Costs and other operating expenses:

  Selling and promotion                                 98,519         156,525

  General and administrative                            87,303         132,955

  Research and development                              12,076          23,780

  Depreciation and amortization                          3,447          24,392
                                                    __________________________

Total costs and operating expenses                     201,345         337,652
                                                    __________________________

Loss from operations                                  <184,477>       <336,293>

Other income <expenses>:

  Other income                                            -0-            3,000

  Interest income                                            2             418

  Interest expense                                    < 26,187>       < 54,493>
                                                    ___________________________

Total other income <expense>                          < 26,185>       < 51,075>
                                                    ___________________________

Net loss                                           $  <210,662>    $  <387,368>

Loss per share                                     $  <  .05  >    $  <  .13  >

See accompanying notes.

                          Shepherd Surveillance Solutions, Inc.

                           Statement of Shareholders' Deficit

                      For The Three Months Ended December 31, 1995

                                       <unaudited>

                                         Additional
                                 Common  Paid-In      Accumulated
                                 Stock   Capital      Deficit          Total
                                 ______________________________________________
Balance at September 30, 1995   $ 5,753  $5,768,871  $<7,358,349>  $<1,583,725>

Stock retired                    <1,459>      1,459        -             -

Contributed capital                 -       456,385        -           456,385

Net loss                            -          -      <  210,662>   <  210,662>
                                 ______________________________________________

Balance at December 31, 1995   $ 4,294  $6,226,715  $<7,569,011>  $<1,338,002>

See accompanying notes.

                         Shepherd Surveillance Solutions, Inc.

                          Condensed Statements of Cash Flows

                                     <unaudited>

                                                 Three Months Ended December 31,
                                                      1995              1994
                                            ____________________________________
Operating activities

Net cash used by operating activities              $<363,248>       $<375,801>
                                                   ____________________________

Investing activities

 Capital expenditures <net>                           34,714         < 29,166>
                                                   ____________________________

Net cash provided by <used in> investing activities   34,714         < 29,166>
                                                   ____________________________

Financing activities

  Loan from shareholder                               353,500         575,000
                                                   ____________________________

Net cash provided by financing activities             353,500         575,000
                                                   ____________________________

Net decrease in cash and cash equivalents              26,646         170,033

Cash and cash equivalents at beginning of period       18,215          44,316
                                                   ____________________________

Cash and cash equivalents at end of period        $    44,861     $   214,349

Supplemental disclosure of cash flow information

  Cash paid during the year for interest          $      -        $      -

Supplemental schedule of noncash investing and financing activities

  Release of liability for accrued officers'
  salaries (Note 6>                               $   456,384      $     -

  Retirement of 1,459,190 shares of common stock
  conveyed to the Company <Note 6>                $     1,459      $     -

See accompanying notes.

                        Shepherd Surveillance Solutions, Inc.

                            Notes to Financial Statements

                        December 31, 1995 and September 30, 1995


1.  Basis of Presentation

The accompanying condensed financial statements have been prepared in compliance with Rule 10-01 of Regulation S-X and generally accepted accounting principles but do not include all of the information and footnotes required for complete financial statements. The statements should be read in conjunction with the financial statements and notes thereto included in the Company's latest annual report on Form 10-KSB. In the opinion of management, the statements include all adjustments necessary to present fairly the results of the reported interim periods. All such adjustments are of a normal recurring nature.

2.  Inventory

Inventory consists of the following:

                                        December 31, 1995     September 30, 1995
                                        _________________     __________________

          Work in progress               $    272,555           $   247,382
          Components                            7,966                 7,966
                                          ___________            __________

                                         $    280,521           $   255,348

3.  Stock Options

Outstanding options at December 31, 1995 are summarized as follows:

                                                      Options
                                                      _______
          Outstanding September 30, 1995             1,264,893
          Options conveyed to the Company <Note 6>  <1,264,893>
                                                     _________
          Outstanding December 31, 1995                  -

4.  Related Party Transactions

Accrued salaries

The former CEO elected to partially defer $456,384 as of September 30, 1995 During the three month period ended December 31, 1995, the Company was released of its obligation to pay this liability, as described in Note 6.

During the three month period ended December 31, 1995, the Company entered into an agreement releasing it of any commitments under an executive agreement with its former President, as described in Notes 5 and 6. In consideration of the release, the Company incurred a loss totaling $110,577, which is accrued in the financial statements as of September 30, 1995. During the three month period ended December 31, 1995, this obligation was paid.

5.  Commitments

At September 30, 1995, the Company had an executive agreement with its former CEO for a renewal term beginning June 21, 1993, and continuing to July 21, 1998. The original agreement dated December 1, 1989, set the executive's salary at $120,000 per annum with 15% increases per annum. Bonuses were also provided based on 2% of the total annual gross sales payable when the annual gross sales exceeded one million dollars. The executive could be terminated for cause after 3 months written notice with salary and any earned bonus or other employee benefits due to the termination date. During the three month period ended December 31, 1995, the Company was released of any commitments under the agreement, as described in Note 6.

At September 30, 1995, the Company had an executive agreement with its former President for a term beginning June 1, 1994, and continuing to September 30, 1996. The agreement set the executive's salary at $115,000 per annum. Bonuses were 2% of the total annual net sales payable annually. In addition to the salary, bonuses and benefits, the Company had granted the Executive a series of options to purchase common stock of the Company. The options were exercisable at a price of $1.00 per share and scheduled to expire three years after issuance. An option to acquire 65,000 shares of stock was issued to the Executive upon the successful completion of the additional financing following the commencement of his employment. An additional option to acquire 30,000 shares was to be granted upon the successful completion of the first year of employment, contingent upon the successful conversion of the outstanding debt to equity investment and the infusion of an additional $2.5-$4 million of equity investment.

An additional option to acquire 30,000 shares was to be granted upon the successful completion of the second year of employment, also contingent upon successful conversion of the outstanding debt to equity investment and the infusion of an additional $2.5-$4 million of equity investment. If the contract was renewed for an additional year, an additional option to acquire 30,000 shares was to be granted upon the successful completion of the third year of employment. During the three month period ended December 31, 1995, the Company was released of any commitments under the agreement, as described in Note 6.

6.  Litigation and Settlement Agreement

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

7.  Subsequent Event

Effective in March 1996, the Company changed its name to InVision Technology, Inc.

Effective in May 1996, the Company changed its name to Shepherd Surveillance Solutions, Inc.

Part I. Financial Information.

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and capital resources

Management believes that the working capital ratio and the ratio of current assets to current liabilities reflects its lack of liquidity. Continual losses from operations and the settlement of litigation have eroded the Company's liquidity. In the absence of a marked increase in the volume of the Company's sales activities, or an infusion of additional funds from outside sources, the Company will be unable to continue its operations beyond the next fiscal year.

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

In order to make up for the shortcomings of the Company's capital resources, Trilon Dominion Partners, LLC has verbally agreed to provide to the Company advances of up to an additional $340,000 for working capital purposes, on terms which as of the date of this filing have yet to be finalized.

Results of operations

Contract revenues increased as a result of the timing of completion of jobs. Operating expenses decreased due to administrative infrastructure and a decrease in staffing. Accounts receivable decreased as a result of the completion of certain jobs and billing for those jobs and the receipt of payments. Accrued officers' salaries decreased as a result of the settlement and was recognized as contributed capital.


Part II.  Other information.

Item 1.  Legal proceedings.

Information is disclosed in the financial information in Part I, Item 1, Note 6 and is incorporated herein.

Item 2.  Changes in Securities.

Item 3.  Defaults Upon Senior Securities.

Item 4.  Submission of Matters to a Vote of Security Holders.

Item 5.  Other information.

Item 6.  Exhibits and reports on Form 8-K.

No reports on Form 8-K have been filed during the quarter for which this report is filed.

                              SIGNATURES



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                   Shepherd Surveillance Solutions, Inc.
                             (Registrant)



Date:  September 3, 1996                  /s/ M. Thomas Makmann
                                          M. Thomas Makmann
                                          President