Form 10QSB
period 1996-03-31
INVISION TECHNOLOGY INC
filed 1996-11-27
CIK 805327

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark one)

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended ______________March 31,1996______________________

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____________ to ____________

Commission File Number:  33-9868-A

    Shepherd Surveillance Solutions, Inc.(formerly Invision Technology, Inc.)
                     -------------------------------------
        (Exact name of small business issuer as specified in its charter)

               Nevada                                  88-0212471
               ------                                  ----------
     (State or other jurisdiction of                (I.R.S. Employer
     incorporation or organization)                Identification No.)

                7 Perimeter Road, Suite 4, Manchester, NH 03103
                -----------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (603) 622-8668
                                 --------------
              (Registrant's telephone number, including area code)

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing  requirements  for the past 90 days.
Yes [ ] No [x]

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Check whether the registrant filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
Yes [ ]  No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

             At October 31, 1996, 4,293,822 shares of common stock,
                  $.001 par value per share, were outstanding.

Transitional Small Business Disclosure Format (check one);
Yes [ ]  No [x]




Part I.  Financial Information
-------  ---------------------
Item 1.  Financial Statements
-------  --------------------

                      Shepherd Surveillance Solutions, Inc.

                                  Balance Sheet


                                                                      March 31, 1996       September 30, 1995
                                                                      --------------       ------------------
                                                                       (Unaudited)
ASSETS

Current Assets:

  Cash and cash equivalents                                               $   77,470              $  18,215

  Accounts receivable                                                         42,290                126,934

  Inventories, net                                                           318,202                255,348

  Prepaid expenses                                                             7,415                 12,849
                                                                          ----------              ---------

Total current assets                                                         445,377                413,346
                                                                          ----------             ----------


Property and equipment:

  Furniture and equipment                                                     43,915                 47,619

  Software and hardware                                                       70,296                 70,296

  Leasehold improvements                                                       -0-                   35,000
                                                                          ----------             ----------
                                                                             114,211                152,915

Accumulated depreciation and amortization                                     68,014                 64,565
                                                                          ----------             ----------
                                                                              46,197                 88,350

Other assets                                                                   5,498                  1,689
                                                                          ----------             ----------

Total assets                                                              $  497,072             $  503,385
                                                                          ==========             ==========



See accompanying notes.

                      Shepherd Surveillance Solutions, Inc.

                            Balance Sheet (Continued)



                                                                         March 31, 1996        September 30, 1995
                                                                         --------------        ------------------
                                                                             (Unaudited)
LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:

  Accounts payable                                                       $    23,436             $   136,443

  Accrued loss on open contracts                                              48,257                  48,257

  Deferred revenue                                                           265,993                 265,993

  Deferred revenue on shipments to distributor                               125,420                 125,420

  Accrued officers' salaries                                                   -0-                   456,384

  Loan from shareholder                                                    1,548,500                 925,000

  Due to officer                                                              -0-                    110,577

  Due to shareholder                                                          80,562                  19,036
                                                                         ------------            ------------

Total current liabilities                                                  2,092,168               2,087,110
                                                                         ------------            ------------

Commitments

Shareholders' deficit

  Common Stock - $.001 par value
  50,000,000 shares authorized;
  Issued and outstanding shares
  4,293,822 at March 31, 1996                                                  4,294                  5,753

  Additional paid-in capital                                               6,226,715               5,768,871

  Accumulated deficit                                                     (7,826,105)             (7,358,349)
                                                                         ------------            ------------
Total shareholders' deficit                                               (1,595,096)             (1,583,725)
                                                                         ------------            ------------
Total liabilities and shareholders' deficit                              $   497,072              $  503,385
                                                                         ============            ===========

See accompanying notes.

                      Shepherd Surveillance Solutions, Inc.

                            Statements of Operations

                                   (Unaudited)


                                                   Three Months Ended                    Six Months Ended
                                           March 31, 1996     March 31, 1995      March 31, 1996     March 31, 1995
                                           --------------     --------------      --------------     --------------
Revenues                                      $ 101,818            $ 109,525       $ 121,922          $ 117,984
                                              ---------            ---------       ---------          ---------

Cost of revenues earned                          34,358               63,237          37,594             70,337
                                              ---------            ---------       ---------          ---------
                                                 67,460               46,288          84,328             47,647
                                              ---------            ---------       ---------          ---------
Costs and other operating expenses:

  Selling and promotion                         115,963             144,369          214,482            300,894

  General and administrative                    164,049             146,324          251,352            279,279

  Research and development                        5,374              25,429           17,450             49,209

  Depreciation and amortization                   3,373              15,874            6,820            40,266
                                              ---------            ---------       ---------          ---------

Total costs and operating
expenses                                        288,759              331,996         490,104            669,648
                                              ---------            ---------       ---------          ---------

Loss from operations                           (221,299)           (285,708)        (405,776)          (622,001)

Other income (expenses):

  Other income                                     -0-                 2,000            -0-               5,000

  Interest income                                  -0-                   391               2                809

  Loss on sale of asset                            -0-                  (993)           -0-                (993)

  Loss on abandonment of asset                     (457)                -0-             (457)              -0-

  Interest expense                              (35,338)              (8,833)        (61,525)           (63,326)
                                              ---------            ---------       ---------          ---------
                                                (35,795)              (7,375)        (61,980)           (58,450)
                                              ---------            ---------       ---------          ---------
Net loss                                      $(257,094)           $(293,083)      $(467,756)         $(680,451)
                                              =========            =========       =========          =========


Loss per share                                $    (.06)           $    (.05)      $    (.11)         $    (.12)
                                              =========            =========       =========          =========




See accompanying notes.

                      Shepherd Surveillance Solutions, Inc.

                       Statement of Shareholder's Deficit

                     For the Six Months Ended March 31, 1996

                                   (Unaudited)



                                                               Additional
                                            Common               Paid-In          Accumulated
                                            Stock                Capital             Deficit           Total
                                            -----                -------             -------           -----

Balance at September 30, 1995              $     5,753         $  5,768,871     $  (7,358,349)       $(1,583,725)

Stock retired                                   (1,459)               1,459              -                  -

Contributed capital                               -                 456,385              -               456,385

Net loss                                          -                    -             (467,756)          (467,756)
                                           -----------         ------------     -------------      -------------

Balance at March 31,1996                   $     4,294         $  6,226,715     $  (7,826,105)     $  (1,595,096)
                                           ===========         ============     =============      =============







See accompanying notes.



                      Shepherd Surveillance Solutions, Inc.

                       Condensed Statements of Cash Flows

                                   (Unaudited)



                                                                           Six Months Ended March 31,

                                                                           1996                 1995
                                                                           ----                 ----
OPERATING ACTIVITIES

Net cash used by operating activities                                      $(599,578)          $(697,221)
                                                                           ---------           ---------

INVESTING ACTIVITIES

  Capital expenditures (net)                                                  35,333             (29,091)

Net cash provided by (used in) investing activities                           35,333             (29,091)
                                                                           ---------           ---------

FINANCING ACTIVITIES

  Loan from shareholder                                                      623,500             700,000

  Issuance of common stock                                                      -0-                  107

Net cash provided by financing activities                                    623,500             700,107
                                                                           ---------           ---------

Net increase (decrease) in cash and cash equivalents                          59,255             (26,205)

Cash and cash equivalents at beginning of period                              18,215              44,316
                                                                           ---------           ---------

Cash and cash equivalents at end of period                                $   77,470          $   18,111
                                                                          ==========          ==========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

  Cash paid during the period for interest                                $     -0-           $     -0-
                                                                          ==========          ==========
  Retirement of debt with exercise of warrants
  for common stock                                                        $     -0-           $2,650,000
                                                                          ==========          ==========
  Issuance of common stock in lieu of cash payment
  for interest                                                            $     -0-           $   54,493
                                                                          ==========          ==========
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
FINANCING ACTIVITIES

  Release of liability for accrued officers' salaries                     $  456,385          $     -0-
                                                                          ==========          ==========
  Retirement of 1,459,190 shares of common stock
  conveyed to the Company                                                 $    1,459          $     -0-
                                                                          ==========          ==========


See accompanying notes.

                      Shepherd Surveillance Solutions, Inc.

                          Notes to Financial Statements

                      March 31, 1996 and September 30, 1995



1.  Basis of Presentation

The accompanying condensed quarterly financial statements have been prepared in accordance with Item 310(b) of Regulation S-B and do not include all of the information and footnotes required for complete financial statements. These quarterly financial statements should be read in conjunction with the Company's audited financial statements for the fiscal year ended September 30, 1995. In the opinion of management, these financial statements include all adjustments necessary for a fair presentation of the results of the reported interim periods. All such adjustments are of a normal recurring nature.

The results of operations for the interim periods shown are not necessarily indicative of results for any future interim periods or for the entire fiscal year.

2.  Inventory

Inventory consists of the following:

                                     March 31, 1996           September 30, 1995
                                     --------------           ------------------

           Components                  $    7,966                  $    7,966

           Work in progress               310,236                     247,382
                                       ----------                  ----------
                                       $  318,202                  $  255,348
                                       ==========                  ==========



3.  Stock Options

Stock options activity follows:



       Outstanding September 30, 1995                                 1,264,893
       Options conveyed to the Company during the First Quarter      (1,264,893)
       Outstanding March 31, 1996                                         -
                                                                      =========

4.  Related Party Transactions

Loan from shareholder
---------------------

During the six months ended March 31, 1996, the Company borrowed $75,000 from Dominion Capital, Inc. ("Dominion") and $548,500 from Trilon Dominion Partners, LLC ("Trilon"). Of the latter amount, $270,000 was received during the three months ended March 31, 1996 (the "Second Quarter").



During the First Quarter of 1996, Dominion conveyed to Trilon promissory notes, issued by the Company and payable to Dominion, in the total amount of $1,000,000.

Advances from Trilon during the Second Quarter were made pursuant to an informal funding agreement, which was intended to enable the Company to continue its development of technology. The informal funding agreement was replaced by a Credit Agreement dated as of June 28, 1996, between the Company and Trilon, which is discussed further in Item 5 of Part II below.

Due to shareholder
------------------

The March 31, 1996 balance represents interest due on notes payable to and advances from Trilon. No interest has been paid and the increase in accrued interest corresponds to the additional borrowings from Trilon during the First and Second Quarters of the Company's 1996 fiscal year.

5. Per Share Amounts

Per share amounts for the three month and six month periods ended March 31, 1996 were determined by dividing the net loss for each period by 4,293,822, the number of shares of Common Stock outstanding during the periods.

Part I.  Financial Information
------------------------------

Item 2.
-------

Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of operations
---------------------

The Company has, for the past several years, experienced substantial operating losses, and its sales do not currently generate working capital sufficient to meet future projected operating expenses.

Contract revenues increased by approximately $3,000 during the six months ended March 31, 1996 over the comparable period in 1995, as a result of the timing of completion of jobs. Operating expenses decreased by approximately $180,000 due to administrative infrastructure changes and a decrease in staffing. Accounts receivable decreased as a result of the completion of certain jobs and billing for those jobs, and the receipt of payments. Inventories increased due to work in progress. Interest expense increased as a result of accrued interest due on the outstanding borrowings from Trilon. Accrued Officers' Salaries decreased as a result of a settlement agreement and was recognized as contributed capital in the First Quarter. The amount Due To Officer decreased as a result of payment in the First Quarter.

Liquidity and capital resources
-------------------------------

Management believes that the ratio of current assets to current liabilities in the financial statements for the period ended March 31, 1996, as well as the Shareholders' deficit, reflects the Company's current lack of liquidity.

Trilon, the owner of 78% of the Company's outstanding common stock, advanced $548,500 to the Company during the six months ended March 31, 1996, of which $270,000 was in the second quarter. This was the principal source of the Company's working capital. Such advances were made pursuant to an informal agreement between Trilon and the Company. The informal funding agreement was replaced by a June 28, 1996 Credit Agreement, which is discussed further in Item 5 of Part II below.

The Company had cash and cash equivalents of approximately $77,000 at March 31, 1996 and $750,000 was available at that time for further borrowings under the Credit Agreement dated as of June 28, 1996, which the Company subsequently borrowed. The Company is required to repay the total of $1,298,500 borrowed under this Credit Agreement on or before June 28, 1999, and will also be required to repay to Trilon the $1,000,000 previously borrowed (See Note 4 to financial statements for further detail). During the next two fiscal quarters, the Company intends to apply any capital recieved (from Trilon or otherwise) to the continued development of its technology, to the positioning of its products in the market, and to repaying obligations under credit agreements and other financing arrangements. Such costs will be for engineering, promotion, marketing and production materials.

The Company's primary capital resources are proprietary software and specialized hardware. As a result of its ongoing research and development efforts, enhanced by recent working capital infusions, the Company anticipates no material change to such resources. The Company intends to use those resources and any additional capital raised or borrowed to continue its research and development efforts to produce a line of new products which it will try to produce at reasonable costs.

The Company will need and hopes to continue to obtain additional capital or financing for working capital purposes.

Risk Factors and Cautionary Statements
--------------------------------------

When used in this Form 10-QSB and in other filings by the Company with the Securities and Exchange Commission, in the Company's press releases and in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project", "hope to" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, including but not limited to those discussed in the notes to the financial statements and under this caption "Risk Factors and Cautionary Statements", that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and wishes to advise readers that the factors listed below could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

The Company will NOT undertake and specifically declines any obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

o The Company's future operating results are dependent on its ability to develop, produce and market new and innovative products and technologies, and eventually to enter into favorable licensing and distribution relationships. There are numerous risks inherent in this complex process, including the risk that rapid technological change could render the Company's products obsolete, the risk that the Company will not be able to timely develop new products at a reasonable cost that find acceptance in the marketplace, and the risk that the Company will not be able to develop procedures to bring to these products to the market in a timely fashion.

o The Company's continued working capital and cash resources are dependent on its ability to obtain additional financing in the future, as the Company's operations currently generate minimal revenues or income.

o The Company is highly leveraged, having borrowed over $2,700,000 during fiscal 1996 from one of its shareholders without repaying any amounts of principal or interest due on these loans. There can be no assurance that the Company will be able to pay principal or interest due on any of these loans from time to time. Any failure to pay interest or principal due on these loans would have a material adverse effect on the Company.

o A single shareholder, Trilon Dominion Partners, L.L.C., which has been the Company's principal lender, currently holds 3,367,802 shares of Common Stock (78% of the outstanding Common Stock) and holds a warrant to purchase 14,226,578 additional shares of the Company's Common Stock. Accordingly, such stockholder will be able to elect all of the Company's directors and, generally, to direct the affairs of the Company. This stockholder could effectively block any majority corporate transactions, such as a merger or sale of all of the Company's assets, which, under Nevada law, requires the affirmative vote of holders of a majority of the outstanding Common Stock of the Company.

Furthermore, the Company's operating results have varied from fiscal period to fiscal period; accordingly, the Company's financial results in any particular fiscal period are not necessarily indicative of results for future periods.


Part II.  Other Information
---------------------------

Item 1.  Legal proceedings                                                 N/A
--------------------------

Item 2.  Changes in Securities                                             N/A
------------------------------

Item 3.  Defaults Upon Senior Securities                                   N/A
----------------------------------------


Item 4.  Submission of Matters to a Vote of Security Holders               N/A
------------------------------------------------------------

Item 5.  Other Information
--------------------------

June 1996 Credit Agreement
--------------------------


Pursuant to a Credit Agreement, dated as of June 28, 1996 (the "Agreement"), between the Company and Trilon Dominion Partners, LLC, a Delaware limited liability company ("Trilon"), among other things, Trilon agreed to extend credit to the Company until June 27, 1999, in the aggregate principal amount not to exceed $2,909,500 (including an aggregate amount of $1,298,500 lent by Trilon to the Company prior to June 28, 1996). As of October 1, 1996, Trilon owned 3,367,802 of the 4,293,822 outstanding shares of the Common Stock, $.001 par value (the "Common Stock").

In connection with the Agreement, the Company executed and delivered to Trilon a promissory note in the amount of $1,298,500 (the "Note"), and issued to Trilon a warrant to purchase an additional 14,226,578 shares (before any adjustments) of the Common Stock at an exercise price of $.01 per share, exercisable during the period from June 28, 1996 until June 28, 2001 (the "Warrant").

As of October 1, 1996, the Company has borrowed an aggregate amount of $3,659,000 from Trilon and Trilon had not exercised the Warrant. The Note requires the Company either to make quarterly interest payments in cash during the first year, calculated on the basis of a 360 day year at an annual rate equal to the prime rate of the Chase Manhattan Bank, N.A., as announced from time to time, plus four percent (4%) or of capitalizing the amount of such interest due by adding such amount to the then outstanding principal amount of the Note, with interest continuing to accrue on such aggregate principal amount. The Note matures on June 28, 1999. The obligations of the Company under the Note are secured by a lien on all of the Company's assets pursuant to an Amended and Restated Security Agreement, dated as of August 8, 1994, between the Company and Trilon.

Change in Certifying Accountant
-------------------------------

By action of written consent, the Board of Directors of the Company approved the engagement of Ernst & Young LLP, as its independent auditors for the fiscal year ending September 30, 1996, to replace the firm of James Moore & Co., P.L., who were dismissed as auditors of the Company effective as of November 25, 1996.

The reports of James Moore & Co., P.L. on the registrant's financial statements for the past two fiscal years did not contain an adverse opinion or a disclaimer of opinion. The reports of James Moore & Co., P.L. on the registrant's financial statements as of September 30, 1995 and 1994 were modified as to an uncertainty over whether the registrant had the ability to continue as a going concern.

In connection with the audits of the Company's financial statements for each of the two fiscal years ended September 30, 1994 and September 30, 1995, and in the subsequent interim periods, there were no disagreements with James Moore & Co., P.L. on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures which, if not resolved to the satisfaction of James Moore & Co., P.L., would have caused James Moore & Co., P.L. to make reference to the matters in their report.

The Company has requested James Moore & Co., P.L. to furnish a letter addressed to the Commission stating whether it agrees with the above statements. A copy of the letter, dated November 26, 1996, is filed as Exhibit 16 to this Form 10-QSB.

Change in Company's Name
------------------------

On March 11, 1996, the Company changed its name from IMProCOM, Inc. to InVision Technology, Inc. On May 14, 1996, the Company changed its name from InVision Technology, Inc. to Shepherd Surveillance Solutions, Inc.


The Company filed amendments to its Articles of Incorporation in connection with said name changes with the Secretary of State for the State of Nevada on March 14, 1996 and May 22, 1996, respectively.

Item 6.  Exhibits and reports on Form 8-K
-----------------------------------------

Exhibits
--------

3.1      Articles of Incorporation, as amended

3.2      By-Laws

10.1 Credit Agreement, dated as of June 28, 1996, by and between the Company and Trilon Dominion Partners, L.L.C., a Delaware limited liability company

10.2 Promissory Note, dated as of June 28, 1996, by the Company in favor of Trilon Dominion Partners, L.L.C., a Delaware limited liability company

10.3 Warrant to Purchase 14,226,578 shares of Common Stock of the company, dated June 28, 1996

16 Letter, dated November 26, 1996, from James Moore & Co., P.L., the Company's former certifying accountant, to the Securities and Exchange Commission regarding the change in the Company's certifying accountant

27       Financial Data Schedule

No reports on Form 8-K have been filed during the quarter for which this report is filed.



                                   SIGNATURES



In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       Shepherd Surveillance Solutions, Inc.
                                       (Registrant)





Date:  November 26, 1996            /s/ M. Thomas Makmann
------------------------               -----------------------------
                                       M. Thomas Makmann
                                       President and Principal Financial Officer


