Form 10QSB
period 1996-06-30
INVISION TECHNOLOGY INC
filed 1996-11-27
CIK 805327

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark one)

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended ______________June 30,1996_______________________

                                       or

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

Transitional Small Business Disclosure Format (check one);
Yes [ ]  No [x]





Part I.  Financial Information
------------------------------

Item 1.  Financial Statements
-----------------------------

                      Shepherd Surveillance Solutions, Inc.

                                  Balance Sheet


                                                                         June 30, 1996     September 30, 1995
                                                                         -------------     ------------------
                                                                          (Unaudited)
ASSETS

Current Assets:

  Cash and cash equivalents                                               $  25,534              $  18,215

  Accounts receivable                                                        64,290                126,934

  Inventories, net                                                          592,399                255,348

  Prepaid expenses                                                           61,104                 12,849
                                                                          ---------              ---------

Total current assets                                                        743,327                413,346
                                                                          ---------              ---------


Property and equipment:

  Furniture and equipment                                                    43,916                 47,619

  Software and hardware                                                      70,296                 70,296

  Leasehold improvements                                                       -0-                  35,000
                                                                            114,212                152,915

Accumulated depreciation and amortization                                    72,510                 64,565
                                                                          ---------              ---------
                                                                             41,702                 88,350

Other assets                                                                  5,498                  1,689
                                                                          ---------              ---------

Total assets                                                              $ 790,527              $ 503,385
                                                                          =========              =========


See accompanying notes.

                      Shepherd Surveillance Solutions, Inc.

                            Balance Sheet (Continued)



                                                                         June 30, 1996     September 30, 1995
                                                                         -------------     -------------------
                                                                          (Unaudited)
LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:

  Accounts payable                                                      $   290,063             $  136,443

  Accrued loss on open contracts                                             10,783                 48,257

  Deferred revenue                                                          265,993                265,993

  Deferred revenue on shipments to distributor                              125,420                125,420

  Accrued officers' salaries                                                   -0-                 456,384

  Loan from shareholder                                                   2,298,500                925,000

  Due to officer                                                              -0-                  110,577

  Due to shareholder                                                        124,690                 19,036
                                                                         ----------             ----------

Total current liabilities                                                 3,115,449              2,087,110
                                                                         ----------             ----------

Commitments

Shareholders' deficit

  Common Stock - $.001 par value
  50,000,000 shares authorized;
  Issued and outstanding shares
  4,293,822 at June 30, 1996                                                  4,294                  5,753

  Additional paid-in capital                                              6,226,715              5,768,871

  Accumulated deficit                                                    (8,555,931)            (7,358,349)
                                                                         ----------             ----------
Total shareholders' deficit                                              (2,324,922)            (1,583,725)
                                                                         ----------             ----------
Total liabilities and shareholders' deficit                              $  790,527             $  503,385
                                                                         ==========             ==========


See accompanying notes.

                      Shepherd Surveillance Solutions, Inc.

                            Statements of Operations

                                   (Unaudited)


                                                   Three Months Ended                     Nine Months Ended
                                             June 30, 1996     June 30, 1995       June 30, 1996        June 30, 1995
                                             -------------     -------------       -------------        -------------
Revenues                                     $     87,566      $     13,244        $    209,488         $    131,228

Cost of revenues earned                            18,937             2,882              56,531               72,719
                                             ------------      ------------        -------------        ------------
                                                   68,629            10,862             152,957               58,509
                                             ------------      ------------        -------------        ------------
Costs and other operating expenses:

  Selling and promotion                           366,504           149,364             580,986              450,258

  General and administrative                      380,987           169,961             632,339              449,240

  Research and development                          3,463            21,489              20,913               70,698

  Depreciation and amortization                     3,372            16,760              10,192               57,026
                                             ------------      ------------        -------------        ------------

Total costs and operating
expenses                                          754,326           357,574           1,244,430            1,027,222
                                             ------------      ------------        -------------        ------------
Loss from operations                             (685,697)         (346,712)         (1,091,473)            (968,713)
                                             ------------      ------------        -------------        ------------
Other income (expenses):

  Other income                                       -0-               -0-                 -0-                 5,000

  Interest income                                    -0-                6                   2                    815


  Loss on sale of asset                              -0-               -0-                 -0-                  (933)

  Loss on abandonment of asset                       -0-               -0-                (457)                  -0-


  Interest expense                                (44,129)           (7,260)            (105,654)            (70,586)
                                             ------------      ------------        -------------        ------------
                                                  (44,129)           (7,254)            (106,109)            (65,704)
                                             ------------      ------------        -------------        ------------
Net loss                                     $   (729,826)     $   (353,966)       $  (1,197,582)       $ (1,034,417)
                                             ============      ============        =============        ============

Loss per share                               $       (.17)     $       (.06)       $        (.28)       $       (.18)
                                             ============      ============        =============        ============



See accompanying notes.


                      Shepherd Surveillance Solutions, Inc.

                       Statement of Shareholder's Deficit

                     For the Nine Months Ended June 30, 1996

                                   (Unaudited)



                                                                 Additional
                                             Common               Paid-In         Accumulated
                                             Stock                Capital           Deficit             Total
                                             -----                -------           -------             -----
Balance at September 30, 1995              $   5,753           $5,768,871         $(7,358,349)       $(1,583,725)

Stock retired                                 (1,459)               1,459                 -                  -

Contributed capital                              -                456,385                 -              456,385

Net loss                                         -                    -            (1,197,582)        (1,197,582)
                                           ------------        --------------     -------------      -------------

Balance at June 30,1996                    $    4,294          $6,226,715         $(8,555,931)       $(2,324,922)
                                           ==========          ==========         ===========        ===========



See accompanying notes.

                      Shepherd Surveillance Solutions, Inc.

                       Condensed Statements of Cash Flows

                                   (Unaudited)


                                                                             Nine Months Ended June 30,

                                                                             1996                1995
                                                                             ----                ----
OPERATING ACTIVITIES

Net cash used by operating activities                                    $(1,401,514)         $(1,151,352)
                                                                         -----------          -----------

INVESTING ACTIVITIES

  Capital expenditures (net)                                                  35,333              (33,250)

Net cash provided by (used in) investing activities                          (35,333)             (33,250)

FINANCING ACTIVITIES

  Loan from shareholder                                                    1,373,500            1,175,000

  Issuance of common stock                                                      -0-                   107

Net cash provided by financing activities                                  1,373,500            1,175,107
                                                                         -----------          -----------

Net increase (decrease) in cash and cash equivalents                           7,319               (9,495)

Cash and cash equivalents at beginning of period                              18,215               44,316
                                                                         -----------          -----------
Cash and cash equivalents at end of period                               $    25,534          $    34,821
                                                                         ===========          ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

  Cash paid during the period for interest                               $      -0-           $     8,833
                                                                         ===========          ===========
  Retirement of debt with exercise of warrants
  for common stock                                                       $      -0-           $ 2,650,000
                                                                         ===========          ===========
  Issuance of common stock in lieu of cash payment
  for interest                                                           $      -0-           $    54,493
                                                                         ===========          ===========
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
FINANCING ACTIVITIES

  Release of liability for accrued officers' salaries                    $   456,384          $     -0-
                                                                         ===========          ===========
  Retirement of 1,459,190 shares of common stock
  conveyed to the Company                                                $     1,459          $     -0-
                                                                         ===========          ===========


See accompanying notes.

                      Shepherd Surveillance Solutions, Inc.

                          Notes to Financial Statements

                      June 30, 1996 and September 30, 1995



1.  Basis of Presentation

The accompanying condensed quarterly financial statements have been prepared in accordance with Item 310(b) of Regulation S-B and do not include all of the information and footnotes required for complete financial statements. The quarterly statements should be read in conjunction with the Company's audited financial statements for the fiscal year ended September 30, 1995. In the opinion of management, the statements include all adjustments necessary for a fair presentation of the results of the reported interim periods. All such adjustments are of a normal recurring nature.

The results of operations for the interim periods shown are not necessarily indicative of results for any future interim periods or for the entire fiscal year.

2.  Inventory

Inventory consists of the following:

                                    June 30, 1996             September 30, 1995
                                   --------------             ------------------

         Components                  $    7,966                    $    7,966

         Work in progress               584,433                       247,382
                                     ----------                    ----------

                                     $  592,399                    $  255,348
                                     ==========                    ==========


3.  Stock Options and Warrant

Prior to 1995, key employees were granted options to purchase shares of the Company's common stock. During the three months ended December 31, 1995 (the "First Quarter"), options outstanding at September 30, 1995 were conveyed to the Company as a result of settlements with former executives. During the three months ended June 30, 1996 (the "Third Quarter"), the Company reserved 5,297,714 shares of its common stock for issuance of options to executives and key employees.

Stock options and warrant activity for the nine months ended June 30, 1996 follows:

                                                      Options          Warrant
                                                      -------          -------
     Granted/Issued prior to 1995, and outstanding
      at September 30, 1995                          1,264,893             -
     Conveyed to the Company in the First Quarter   (1,264,893)            -
     Granted/Issued during the Third Quarter         5,297,714        14,226,578
                                                     ---------        ----------
     Outstanding June 30, 1996                       5,297,714        14,226,578
                                                     =========        ==========



4.  Related Party Transactions

Loans from shareholder; warrant
-------------------------------

During the nine months ended June 30, 1996, the Company borrowed $75,000 from Dominion Capital, Inc. ("Dominion") and $1,298,500 from Trilon Dominion Partners, LLC ("Trilon"). Of the latter amount, $750,000 was received during the Third Quarter.

During the First Quarter of 1996, Dominion conveyed to Trilon promissory notes, issued by the Company and payable to Dominion, in the total amount of $1,000,000.

As of October 1, 1996, the Company has borrowed an aggregate amount of $3,659,000 from Trilon.

June 1996 Credit Agreement
--------------------------

Pursuant to a Credit Agreement, dated as of June 28, 1996 (the "Agreement"), between the Company and Trilon Dominion Partners, LLC, a Delaware limited liability company ("Trilon"), among other things, Trilon agreed to extend credit to the Company until June 27, 1999, in the aggregate principal amount not to exceed $2,909,500 (including the aggregate amount of $1,298,500 lent by Trilon to the Company prior to June 28, 1996). As of October 1, 1996, Trilon owned 3,367,802 of the 4,293,822 outstanding shares of the Company's common stock, $.001 par value (the "Common Stock"), equal to 78% of the outstanding Common Stock.

In connection with the Agreement, the Company executed and delivered to Trilon a promissory note in the amount of $1,298,500 (the "Note"), and issued to Trilon a warrant to purchase an additional 14,226,578 shares (before any adjustments) of the Common Stock at an exercise price of $.01 per share, exercisable during the period from June 28, 1996 until June 28, 2001 (the "Warrant").

As of October 1, 1996, Trilon had not exercised the Warrant. The Note requires the Company either to make quarterly interest payments in cash during the first year, calculated on the basis of a 360 day year at an annual rate equal to the prime rate of the Chase Manhattan Bank, N.A.., as announced from time to time, plus four percent (4%) or, of capitalizing the amount of such interest due by adding such amount to the then outstanding principal amount of the Note, with interest continuing to accrue on such aggregate principal amount. The Note matures on June 28, 1999. The obligations of the Company under the Note are secured by a lien on all of the Company's assets pursuant to an Amended and Restated Security Agreement, dated as of August 8, 1994, between the Company and Trilon.

Due to shareholder
------------------

The June 30, 1996 balance represents interest due on notes payable to and advances from Trilon. No interest has been paid and the increase in accrued interest corresponds to the additional borrowings from Trilon during the First, Second and Third Quarters of 1996.

5. Per Share Amounts

Per share amounts for the three month and nine month periods ended June 30, 1996 were determined by dividing the net loss for each period by 4,293,822, the number of shares of Common Stock outstanding during the periods.

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

Revenues increased by approximately $178,000 during the nine months ended June 30, 1996 over the comparable period in 1995, as a result of the timing of completion of contracts and service jobs. Selling, general and administrative expenses increased by approximately $314,000, a reflection of costs associated with promoting the Company's revamped products and the corresponding expense of sales and administrative staff to support that effort. Accounts receivable decreased as a result of the completion of certain jobs and billing for those jobs, and the receipt of payments. Inventories increased due to work in progress. Interest expense increased as a result of accrued interest due on the outstanding borrowings from Trilon. The increases in inventories and accounts payable reflect the rising level of activities required to bring the Company's product line to market. Accrued Officers' Salaries decreased as a result of a settlement agreement and was recognized as contributed capital in the First Quarter. The amount Due To Officer decreased as a result of payment in the First Quarter.

Liquidity and capital resources
-------------------------------

Management believes that the ratio of current assets to current liabilities in the financial statements for the period ended June 30, 1996, as well as the total shareholders' deficit, reflects the Company's current lack of liquidity.

Trilon, the owner of 78% of the Company's outstanding common stock, advanced $1,298,500 to the Company during the nine months ended June 30, 1996, of which $750,000 was received in the Third Quarter. This was the principal source of the Company's working capital. On June 28, 1996, a formal Credit Agreement between the Company and Trilon was executed (see Note 4 to financial statements).

The Company had cash and cash equivalents of approximately $25,000 at June 30, 1996. The Company subsequently borrowed approximately $1,360,000 from Trilon during the fourth quarter of its fiscal year. The Company owes an additional $1,000,000 previously advanced by Trilon. The Company is also required to repay the amounts borrowed under the June 1996 Credit Agreement on or before June 28, 1999, and will also be required to repay to Trilon the $1,000,000 previously borrowed (see Note 4 to financial statements for further detail). During the next two fiscal quarters, the Company intends to apply any capital received (from Trilon or otherwise) to the continued development of its technology, to the positioning of its products in the market, and to repaying obligations under credit agreements and other financing arrangements. Such costs will be for engineering, promotion, marketing and production materials.

The Company's primary capital resources are proprietary software and specialized hardware. As a result of its ongoing research and development efforts, enhanced by recent working capital infusions, the Company anticipates no material change to such resources. The Company intends to use these resources and any additional capital raised or borrowed to continue its research and development efforts to produce a line of new products which it will try to produce at reasonable costs.

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

Item 2.  Changes in Securities                                            N/A
------------------------------

Item 3.  Defaults Upon Senior Securities                                  N/A
----------------------------------------

Item 4.  Submission of Matters to a Vote of Security Holders              N/A
------------------------------------------------------------

Item 5.  Other Information
--------------------------

Item 6.  Exhibits and reports on Form 8-K
------------------------------------------

Exhibits
--------
* 3.1    Articles of Incorporation, as amended

* 3.2    By-laws

*10.1 Credit Agreement, dated as of June 28, 1996, by and between the Company and Trilon Dominion Partners, L.L.C., a Delaware limited liability company

*10.2 Promissory Note, dated as of June 28, 1996, by the Company in favor of Trilon Dominion Partners, L.L.C., a Delaware limited liability company

*10.3 Warrant to Purchase 14,226,578 shares of Common Stock of the company, dated June 28, 1996

  27     Financial Data Schedule

* Incorporated by reference to the same numbered Exhibits to the Company's quarterly report for the period ended March 31, 1996, filed on Form 10-QSB.

No reports on Form 8-K have been filed during the quarter for which this report is filed.


                                   SIGNATURES



In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                         Shepherd Surveillance Solutions, Inc.
                                         (Registrant)





Date:  November 26, 1996               /s/ M. Thomas Makmann
------------------------               ---------------------------
                                       M. Thomas Makmann
                                       President and Principal Financial Officer



