Form 10KSB
period 1996-09-30
SHEPHERD SURVEILLANCE SOLUTIONS INC
filed 1997-01-13
CIK 805327

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

                  For the fiscal year ended September 30, 1996

                                       OR

[  ]     TRANSITION  REPORT  PURSUANT  TO SECTION 13 OR 15(d) OF THE  SECURITIES
         EXCHANGE ACT OF 1934 [No Fee Required]


For the transition period from _____________________ to ________________________


                        Commission file number: 33-9868-A


                      Shepherd Surveillance Solutions, Inc.
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)


                    NEVADA                                      88-0212471
---------------------------------------------             --------------------
(State of other jurisdiction of incorporation               (I.R.S. Employer
 or organization)                                          Identification No.)


7 Perimeter Road, Suite 4, Manchester, New Hampshire               03103
--------------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)


Issuer's telephone number, including area code:           603-622-8668
                                               ---------------------------------

Securities registered pursuant to Section 12(b) of the Act:

      Title of each class           Name of each exchange on which registered
      -------------------           -----------------------------------------
            None                                     None


Securities registered pursuant to Section 12(g) of the Act:         None
                                                              ------------------
                                                               (Title of Class)

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ x]

Issuer's revenues for its most recent fiscal year are $656,708. The aggregate estimated market value of the voting stock held by non-affiliates of the issuer as of December 31, 1996 is $-0- based upon the assumption that all directors and officers of the Company, and their families, are affiliates. At December 31, 1996, 4,293,822 shares of common stock, $.001 par value per share, were outstanding.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

RECENT DEVELOPMENTS

The registrant (the "Company" or "Shepherd") was incorporated in the State of Nevada in 1985, under the name IMProCOM, Inc. and on March 11, 1996, changed its name to InVision Technology, Inc. Since its founding, the Company has engaged primarily in the design, development and marketing of computer based technologies involving image graphics processing and data retrieval. In May 1996, the name of the Company was changed to Shepherd Surveillance Solutions, Inc. in connection with a restructuring of the management and operations of the Company, designed to enable the Company to better meet the demands of the security market. A new chief executive was hired and the Company's headquarters were relocated from Florida to Manchester, New Hampshire. The Company's decision to relocate to New Hampshire was based on, among other things, availability of resources (services and personnel), accessibility of transportation for products and customers, and lower cost of operation.

A thorough analysis of the security market was conducted by the Company from November 1995 until March 1996. This analysis indicated that the security industry as a whole is estimated at $50 billion. The security industry can be further broken down into electronic surveillance, which the Company estimates is approximately $10 billion, and CCTV (Closed Circuit TeleVision) (which was and is the Company's core business), which the Company estimates is approximately $3 billion, with a projected growth rate of 30% annually.

In addition to a review of the security market, an analysis was done of certain competitors' products and business direction, as well as the trend in the security industry to integrate CCTV with other security methods. The foregoing led the Company's management to adopt fundamental changes in the Company's business plans, which are being implemented across all operating functions as follows:

DEVELOPMENT: The Company expects to focus now on developing generic security software integrated with PC hardware to create modular, rather than customized high-end, solutions to common video surveillance and security problems. Although the development of hardware continues, the complete system solutions are designed primarily to take advantage of the performance and cost advantage of the Shepherd developed software. New products are designed by using existing state-of-the-art technology from the computer industry to create PC-based video and security management systems. Where it makes business sense, the Company will try to create strategic relationships with other manufacturers to bring competitive products to market quickly.

SALES: Rather than selling only to end users directly or limiting its sales efforts only to the bidding process which can be costly, the Company's sales efforts will be broadened and will focus on a worldwide basis to include security distributors, dealers, integrators and Original Equipment Manufacturers ("OEMs"). Distribution arrangements have been set up covering 20 countries and the Company is currently negotiating several key OEM deals. A West Coast presence was established in the first quarter of fiscal 1997 to better address dealer and integrator sales.

MARKETING: A new product roadmap was defined that supported the trend of integrating video surveillance and security functions into the PC via hardware and software products. A greater emphasis on public relations, advertising and targeted trade show attendance, using dealers to provide presence at minor shows, has been adopted. Marketing, like sales, is focused worldwide, no longer limited to North America. Target customers are no longer just high-end, large custom installations. The middle market, small to mid-sized CCTV installations, are the Company's primary marketplace. The Company believes that these potential customers represent the bulk of the market which, prior to the introduction of PC-based security solutions, could not afford the high-end solutions.

CUSTOMER SERVICE: Focus has shifted away from providing site planning and installation services to providing educational, training and technical support. All installation and direct selling is done by the distributors and dealers. Technical support will be set up to support the dealer and distributor training and in the event they cannot resolve a particular issue.

BUSINESS OF REGISTRANT

The Company's systems provide generic surveillance hardware and software solutions to various vertical markets requiring security. These markets include and are not limited to retail, financial, facilities management, transportation, correctional facilities, and environmental control. The open, non-proprietary architecture of the Company's solutions allow for easy customization by OEMs, system integrators and dealers and distributors. The Shepherd system solutions also allow for easy integration into other surveillance markets including access device control, camera control, environmental management and remote surveillance. The Company's modularly designed system can be installed in a custom solution or can be easily added into existing surveillance systems. The Company believes that its new products will allow the end users to purchase complete solutions from distributors, dealers and installers to meet their surveillance needs, and that these products should not be difficult to install and use.

The Company's technologies are currently geared to generic (not vertical market specific) security applications. Providing a generic PC-based product to dealers and integrators allows them to better service their customers for their specific application and market needs by adding value. Such value can come in the form of supplying cameras, monitors and other peripherals. More sophisticated integrators can add additional customer benefits by utilizing Shepherd diagnostic tools for technical support, customizing the user interface for a particular application, (e.g., retail store, banking, facilities management), or generating detailed reports using the Shepherd database.

Although the Company believes that the CCTV security industry offers great opportunities, Shepherd products are designed to try to take advantage of related markets, including integration with access device controls, and alarm monitoring, as well as facilities and environmental management. Some industry analysts predict that over the next few years various security facets should become integrated into one product. The Company hopes that its modular and easily customizable design will allow Shepherd to take advantage of the increasing integration trend within the security industry.

The Company believes that the security industry, in general, is relatively insulated from the fluctuations in overall economic activity, but has the potential to be a growth industry of significant size. In general, the need for electronic security systems is strongest where risk of exposure is greatest. Financial institutions, government buildings, cultural institutions and museums, military facilities and public utilities are primary examples of entities that may have acute security needs. Such entities usually have less concern about system cost and place greater value on reliability and effectiveness.

The Company has changed its focus from being just a "custom shop", focusing on high-end jobs, to providing a product line available to all sizes of businesses. In 1996, Shepherd began phasing out "older generation" products, such as Pan-Tilt-Zoom (PTZ) controllers and separate alarm and relay boxes. The Company also redefined, reconfigured and repackaged its existing line into discrete components which may be sold as individual products in order to penetrate the distribution, reseller and system integration marketplaces. The base line technology for these new "box" products was derived from the Company's previous high end, DOS-based Patriot systems. This development also provides past customers with an upgrade path for their expanding surveillance needs without having to replace their existing equipment. The modification, reconfiguration and repackaging of the Company's products began in early 1996 and is planned to continue throughout 1997. The Company began shipping new products from this effort in the Summer of 1996.

In August of 1996, the Company announced its MiniPatriot, a Microsoft Windows 95TM surveillance management system, at the ISC Expo in New York City. The ISC, one of the two largest domestic security trade shows, provided the Company with an introduction for its newest product. Additionally, several of the major security publications carried an announcement in their issues over the following few months. A full page, four-color ad campaign was run in three of the industry's domestic trade magazines, as well as in three widely circulated European trade magazines.

The Microsoft Windows 95 compatible MiniPatriot offers reliable, affordable PC-based video surveillance for small and medium-sized businesses. This new PC-based camera switching and control system delivers the power and functionality of a large, computerized surveillance system in a small, modular package.

The MiniPatriot supports picture-in-picture technology and up to 30 cameras. It is based on an industry-standard Intel Pentium(TM) PC with up to 16MB RAM, a 1GB hard drive, Shepherd's Surveillance-Manager Software and Microsoft's popular Windows 95 operating system. All camera control functions, including switching, pan, tilt, zoom and presets are initiated through the software.

Shepherd systems' modular and open, non-proprietary design allows customers to pick and choose add-on products and functionality. The base system consists of an Intel-based PC into which Shepherd's video switcher board is integrated. Shepherd's Surveillance Management Software and Microsoft's Windows 95 operating system are pre-installed. Dealers supply a PC monitor (standard or touchscreen), additional TeleVision monitors, along with black and white or color cameras and a videotape recorder. The software performs the system control and management functions. Through the PC monitor, an operator, utilizing sophisticated graphics software, can tune or reprogram system parameters, enhance images, examine alarm situations close-up and review questionable events. The system continues recording while these other functions are being performed.

A customer can add alarm monitoring functions and relay control by purchasing Shepherd's Auxiliary Relay Unit (ARU) and Alarm Input Unit (AIU). The ARU handles up to 24 relays which can include gates, lights and locks. The AIU handles up to 48 alarms. Alarms can be generated by a number of different events including motion detection, doors opening, or temperature changes. If a customer requires pan tilt zoom control, they can purchase Shepherd's PTZ Driver unit for each PTZ camera.

Under the modular concept, pricing of the product has been designed on a features used basis. Customers with limited initial needs can reduce selected features and accordingly lower their costs. As needs increase, features can be quickly added. The introduction by the Company of its new modular "box" products; such as the AIU and ARU, facilitates upgrades by customers.

The Company believes its technology is ahead of the security industry and that none of its competitors currently offer products which operate in a fashion similar to its PC based modular systems. No patents have been obtained, as the Company believes that the patent process would force disclosure of technological detail and eventually erode competitive advantage. Design protection features have been incorporated into the systems and the Company believes that such a course is prudent.

During fiscal 1995 and for most of fiscal 1996, a significant part of the Company's business was derived from a small number of customers. For the year ending September 30, 1995, three (3) customers were responsible for approximately 68% of the Company's revenues. For the year ending September 30, 1996, three (3) customers were responsible for approximately 79% of the Company's revenues. The Company, with its adoption of fundamental changes in its business plans, expects and hopes that such heavy reliance on a few customers will diminish significantly.

The Mini Patriot system has been designed to keep the amount of production and distribution resources to a minimum. A variety of vendors do the majority of manufacturing and parts assembly. Computer software is designed and written by the Company. All contracts with suppliers who modify commodity devices for the Company include design protection agreements. Shepherd's current software is a Windows 95 based package, in contrast to the older DOS based standard in the video surveillance industry. The Company's present platform (Windows 95) is adaptable to other advanced 32 bit applications (Windows NTTM) now released for commercial use.

Where possible, the Company utilizes modular parts, boards, components and chips made to its specifications. Final assembly and quality control of the system is by the Company prior to shipment to the customer.

To enhance its penetration of the domestic marketplace, the Company has a full-time employee in California, giving the company a presence on the West
Coast. This sales person intends to focus on integrators, dealers and distributors. The sales office in New Hampshire primarily focuses on OEMs. The Company's European office is located in the UK and has negotiated a strategic partnership with Grange Associates ("Grange"), a national UK company well established in the security industry. Grange's contacts have provided a low cost and relatively fast entry into Europe and established credibility for the Company's product lines and enabled penetration across markets. The Company is negotiating an exclusive distribution agreement in Malaysia.

As of December 31, 1996, the Company had 30 employees, 27 of which are full time.



ITEM 2.  DESCRIPTION OF PROPERTY

The Company leases approximately 10,000 square feet in one building for its office, engineering and manufacturing space in Manchester, New Hampshire. The Company believes the site is adequate for its use and is not materially important to the business. The five year operating lease requires annual lease payments which range from $40,000 in 1997 to $47,000 in 2001.

The Company incurs annual rental payments of approximately $12,500 in connection with the European office.

ITEM 3.  LEGAL PROCEEDINGS

As of the date hereof, there are no material pending legal proceedings to which the Company is a party or of which any of its property is the subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1996.

By action of written consent dated as of September 10, 1996, the owner of record of a majority of the outstanding voting capital stock (Trilon Dominion Partners L.L.C.) of the Company replaced M. Thomas Makmann as William J. Hopke's successor as a member of the board of directors and approved the adoption by the Compensation Committee of the board of directors to provide nondiscretionary option grants to M. Thomas Makmann for a total of 1,685,636 shares of the Company's common stock.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

There is no established current public trading market for the Company's common stock, and no dividends have been declared during the last two fiscal years with respect to the common stock. At September 30, 1996, there were approximately 375 security holders of record.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESTATEMENT OF QUARTERLY FINANCIAL INFORMATION

As disclosed in Notes 8 and 10 to the Notes to Financial Statements included herein, the Company entered into a settlement agreement with its former Chief Executive Officer on October 17, 1995. Among other things, the agreement provided for the release by the executive of deferred salaries aggregating $456,384, which was




                                      -7-


accrued as a liability at September 30, 1995. In its Quarterly Reports on Form 10-QSB for the three-month periods ended December 31, 1995, March 31, 1996 and June 30, 1996, the Company's financial statements reflected the release of deferred salaries as Additional Paid-In Capital. While preparing its financial statements for its 1996 fiscal year, the Company determined that it is more appropriate to record the $456,384 as a Gain on Litigation Settlement in the Statement of Operations. The effect on the quarterly financial data previously reported follows:

                                                     QUARTER ENDED:
                                     -------------------------------------------
                                     DECEMBER 31,       MARCH 31,       JUNE 30,
                                         1995             1996             1996
AS REPORTED:
  Additional paid-in capital          $6,226,714      $6,226,714      $6,226,714
  Other income (expense)                (26,185)        (35,795)        (44,129)
  Net (loss)                           (210,662)       (257,094)       (729,826)
  Net (loss) per share                     (.05)           (.06)           (.17)

As restated:
  Additional paid-in capital          $5,770,330      $5,770,330      $5,770,330
  Other income (expense)                 430,199        (35,795)        (44,129)
  Net income (loss)                      245,722       (257,094)       (729,826)
  Net income (loss) per share                .05           (.06)           (.17)

RESULTS OF OPERATIONS

The accompanying Financial Statements included herein have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has experienced substantial operating losses for the past several years and, as of September 30, 1996, the Company has a shareholders' deficit of $3,461,242. In addition, the Company's sales currently do not generate working capital sufficient to meet future operating requirements. These factors indicate that the Company may be unable to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

The Company's ability to continue in operation is dependent upon its ability, among other things, to generate a significant increase in sales volume of its new products, its ability to obtain the financing necessary to fund its expanded operations and, ultimately, its ability to achieve profitable operations. At present, it is not possible to determine the ultimate outcome of these matters.

For the year ended September 30, 1996 ("fiscal 1996"), the Company's revenues of $656,708 were comprised as follows: approximately 60% represents revenue deferred in 1995, but recognized in fiscal 1996 after satisfaction of development/production contracts from prior years with two large customers; approximately 30% represents hardware and software service work done in 1996 on






                                      -8-


systems sold by the Company in prior years, most of which was invoiced on a time and materials basis; and approximately 10% arose in the last two months of fiscal 1996 from sales of the Company's new products. Total fiscal 1996 revenues were approximately $507,000 higher than the previous year, principally due to current year recognition of deferred revenues on the aforementioned contracts.

The large increases in selling, general and administrative expenses in fiscal 1996 over the previous year resulted from costs associated with promoting the Company's revamped products and the concomitant expense of sales and administrative staff to manage and support that effort.

Research and development increased by approximately $385,000 in fiscal 1996, a direct reflection of the engineering costs necessary to achieve a level of reliability acceptable to the Company for the software programming used in the Company's current product line.

Interest expense increased approximately $137,000 over the prior year. This is as a result of the much higher level of interest-bearing debt incurred by the Company throughout fiscal 1996 which was obtained to fund the Company's product line transition and operating expenses.

As discussed in Notes 8 and 10 of the Notes to Financial Statements appearing in this Annual Report on Form 10-KSB, the gain on litigation settlement resulted from the release of deferred salaries which were a liability of the Company at September 30, 1995.

During fiscal 1995, the Company accrued an expense of $110,577 representing the settlement of an employment contract. See Notes 8 and 10 of the Notes to Financial Statements for a full discussion of this settlement.

As a result of operating losses, the Company made no provision for income taxes in fiscal 1996 and fiscal 1995. At September 30, 1996, the Company has net operating loss carryforwards of approximately $2,100,000 for federal income tax purposes. These carryforwards will begin to expire in fiscal year 2011. See Note 6 of the Notes to Financial Statements for a full discussion of the Company's accounting for income taxes.

LIQUIDITY AND CAPITAL RESOURCES

Management believes that the 1.1 to 1 ratio of current assets to current liabilities in the fiscal 1996 financial statements, as well as the total Shareholders' Deficit, reflects the Company's current lack of liquidity.





                                      -10-


Trilon Dominion Partners, L.L.C., a Delaware limited liability company ("Trilon"), the owner of 78% of the Company's outstanding common stock as of the date hereof, advanced $2,734,000 to the Company during fiscal 1996, which was the principal source of the Company's working capital for the year.

The Company had cash and cash equivalents of approximately $117,000 at September 30, 1996 and further borrowings were available from Trilon. The Company subsequently borrowed approximately $1,152,000 during the first quarter of its 1997 fiscal year. See Notes 8 and 11 of the Notes to Financial Statements for a full discussion of the Company's outstanding indebtedness.

During the next two fiscal quarters, the Company intends to apply any capital received (from Trilon or others) to the continued development of its technology and to the further positioning of its products in the market. Such costs will be for engineering, promotion, marketing, and production materials. The Company recently began preliminary negotiations with a commercial bank for an asset-based line of credit.

The Company hopes it will generate enough positive cash flow to repay or negotiate an appropriate repayment schedule for the long-term debt under the credit agreement and the other borrowing arrangements with Trilon (see Item 12 below for further detail). The Company intends to use the resources described above, and any additional capital raised or amounts borrowed, to continue its development efforts to enhance its line of new products by further technological research.

RISK FACTORS AND CAUTIONARY STATEMENTS

When used in this Form 10-KSB and in other filings by the Company with the Securities and Exchange Commission, in the Company's press releases and in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project", "hope to", or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, including but not limited to those discussed in the Notes to the Financial Statements and under this caption "Risk Factors and Cautionary Statements", that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. Forward-looking statements in this Annual Report on Form 10-KSB include but are not limited to statements regarding the Company's: (i) hopes of generating enough positive cash flow to repay its significant indebtedness and continue as a going concern, (ii) belief that it can be competitive in the security systems market, (iii) ability to develop new products, broaden its sales and expand its marketing efforts, (iv) increase its sales, stay ahead of the technology in the industry, and expand its business generally, (v) expectations that its heavy reliance on a few customers will diminish significantly; (vi) belief that it can focus on a middle market and can take advantage of the increasing integration trend within the security industry, (vii) continued expansion. The Company wishes to caution readers not to place undue reliance on





                                      -11-


any such forward-looking statements, which speak only as of the date made, and wishes to advise readers that the factors listed below could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

The Company will NOT undertake and specifically declines any obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

o The Company's future operating results are dependent on its ability to develop, produce and market new and innovative products and technologies, and eventually to enter into favorable licensing and distribution relationships. There are numerous risks inherent in this complex process, including the risk that rapid technological change could render the Company's products obsolete, the risk that the Company will not be able to timely develop new products at a reasonable cost that find acceptance in the marketplace, and the risk that the Company will not be able to develop procedures to bring to these products to the market in a timely fashion.
o The Company's continued working capital and cash resources are dependent on its ability to obtain additional financing in the future, as the Company's operations currently generate minimal revenues or income.
o The Company is highly leveraged, having borrowed $2,734,000 during fiscal 1996 from its majority shareholder without repaying any amounts of principal or interest due on these loans. There can be no assurance that the Company will be able to pay principal or interest due on any of these loans from time to time. Any failure to pay interest or principal due on these loans could have a material adverse effect on the Company.
o A single shareholder, Trilon Dominion Partners, L.L.C. ("Trilon"), which has been the Company's principal lender, currently holds 3,367,802 shares of common stock (78% of the outstanding common stock) and holds a warrant to purchase 14,226,578 additional shares of the Company's common stock. Trilon is and will be able to elect all of the Company's directors and, generally, to direct the affairs of the Company. Trilon could effectively block any majority corporate transactions, such as a merger or sale of all of the Company's assets, which, under Nevada law, requires the affirmative vote of holders of a majority of the outstanding common stock of the Company. In addition, with respect to and as consideration for other funds borrowed from Trilon Dominion Partners, L.L.C., the Company intends to issue additional warrants for shares of the Company's common stock.
o The Company has incurred recurring losses from operations and has a significant shareholders' deficit. These conditions raise substantial doubt about the Company's ability to continue as a going concern.




                                      -11-


Furthermore, the Company's operating results have varied from fiscal period to fiscal period; accordingly, the Company's financial results in any particular fiscal period are not necessarily indicative of results for future periods.

ITEM 7.  FINANCIAL STATEMENTS

This item is  submitted  in a  separate  section of this  Annual  Report on Form
10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Change in Certifying Accountant

By action of written consent, the Board of Directors of the Company approved the engagement of Ernst & Young LLP, as its independent auditors for the fiscal year ending September 30, 1996, to replace the firm of James Moore & Co., P.L., who were dismissed as auditors of the Company effective as of November 25, 1996.

The reports of James Moore & Co., P.L. on the registrant's financial statements for the past two fiscal years did not contain an adverse opinion or a disclaimer of opinion. The reports of James Moore & Co., P.L. on the registrant's financial statements of September 30, 1995 and 1994 were modified as to an uncertainty over whether the registrant had the ability to continue as a going concern.

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

The Company requested James Moore & Co., P.L. to furnish a letter addressed to the Commission stating whether it agrees with the above statements. See Exhibit 16 hereto.

                                    PART III

Item 9. Directors, Executive Officers, Significant Employees, Promoters and Control Persons, Compliance with Section 16(a) of the Exchange Act.

The following table sets forth information with respect to the persons who are, at the present time, directors and/or executive officers and significant employees of the

Company. The terms of office of all the directors will expire on the later of the 1997 Annual Meeting of Shareholders and the date on which their successors are duly elected and qualified.


                Name                                         Period Served                     Expire
------------------------------------------------------- -------------------------------------- --------------
Jack R. Sauer, 44, director                             Director since Dec. 20, 1995           Feb. 1997
------------------------------------------------------- -------------------------------------- --------------
M. Thomas Makmann,  49, CEO, chief operating  officer,  Since June 1, 1996                     Feb. 1997
acting chief financial officer, president and director
------------------------------------------------------- -------------------------------------- --------------
Ronald W.  Cantwell,  53,  vice-president,  treasurer,  Since Dec. 20, 1995                    Feb. 1997
assistant secretary and director
------------------------------------------------------- -------------------------------------- --------------
Dorotea Abele, vice-president, marketing                Since July 8, 1996                     N/A
------------------------------------------------------- -------------------------------------- --------------
J. Roger Kirkland, vice-president sales-international   Since July 1, 1996                     N/A
------------------------------------------------------- -------------------------------------- --------------
John Leone, vice-president engineering                  Since July 1, 1996                     N/A
------------------------------------------------------- -------------------------------------- --------------
Barry M. McGriff, vice-president sales-Americas         Since July 1, 1996                     N/A
------------------------------------------------------- -------------------------------------- --------------


JACK R. SAUER, 44, has been the chairman of the Company since March 1, 1996, and has been a director of the Company since December 20, 1995. A graduate of
Bernard M. Baruch College, Mr. Sauer is the chief financial officer, vice-president and a director of VC Holdings, Inc. a Delaware corporation ("VCH"), which is wholly-owned by Ronald W. Cantwell. VCH has 100% of the voting rights and management of Trilon Dominion Partners, LLC, a Delaware limited liability company ("Trilon"), which is the majority stockholder of the Company. Mr. Sauer is on the board of Accessware, Inc.

M. THOMAS MAKMANN, 49, served as the president and chief operating officer of the Company from March 1996 until June 1996, at which time he became director of the Company and was appointed CEO. A graduate of Michigan Technology University, Mr. Makmann most recently served as the president of Sytron Corporation, a wholly-owned subsidiary of Rexon Corporation, from 1993 to 1995. Prior to joining Sytron, he held key managerial positions at Maxtor Corporation, Archive Corporation, Shugart Associates, Memorex Corporation and Control Data Corporation.

RONALD W. CANTWELL, 53, has been the vice-president, treasurer, assistant secretary and director of the Company since December 20, 1995. A graduate of the University of Wisconsin, Mr. Cantwell is the president, 100% owner and a director of VCH. He is on the board of Odyssey Nutriceutical Science, Inc., Caldera Environmental Corporation and Morrison International, Inc.

DOROTEA ABELE, 39, was appointed Vice President of Marketing of the Company on July 8, 1996. A graduate of Clark University, Ms. Abele most recently served as the Director of Marketing for Seagate Software, previously Sytron Corporation, since 1990.

J. ROGER KIRKLAND, 42, was appointed Vice President of Sales-International of the Company on July 1, 1996. Mr. Kirkland most recently served as Vice President of

Distribution sales for Rexon. Prior to joining Rexon in 1993, he was Managing Director of ARKAY, a marketing consultant firm providing business channels into Europe for Far Eastern companies.

JOHN C. LEONE, 46, was appointed Vice President of Engineering of the Company on July 1, 1996. A graduate of the University of Maryland in 1975, Mr. Leone most recently served as the VP of Operations for Open Technologies in Henniker, NH. Prior to joining Open Technologies in 1987, he worked for Siemens Nixdorf as a Principal Design Engineer.

BARRY M. MCGRIFF, 49, was appointed Vice President of Sales-Americas of the Company on July 1, 1996. A 1971 graduate of the University of Minnesota, Mr. McGriff most recently served as Managing Director of Rexon Europe. Prior to joining Rexon in 1993, he was VP of Worldwide Sales at Quantum Corporation.

The Company has not yet established a slate of nominees for the 1997 Annual Meeting of the Company's shareholders.

There are no family relationships among the Company's executive officers, directors and significant employees.

Mr. Sauer and Mr. Cantwell are officers and directors of VCH.

ITEM 10.  EXECUTIVE COMPENSATION.

                           SUMMARY COMPENSATION TABLE

                   Annual Compensation               Awards
-------------------------------------------------------------------------------
            (a)                 (b)        (c)         (g)

Name
and
Principal                   Fiscal                  Options/
Position                     Year      Salary($)    SARs (#)

                          ----------  ----------  ------------
M. Thomas Makmann, CEO       1996       $48,750     1,685,636


Jack R. Sauer                1996         -0-         -0-
CEO
                             1995         -0-         -0-

                             1994         -0-         -0-


Frederick Jenner resigned as CEO of the Company in January 1995. Effective at that time, William Hopke became CEO of the Company and served as CEO until March 1, 1996. Effective as of March 1, 1996, Mr. Sauer became CEO of the Company. Mr. Jenner resigned as the chairman of the Board of Directors and as the Chief Technical Officer of the Company effective as of October 17, 1995.

Mr. Sauer served as CEO until June 1996, at which time Mr. Makmann was appointed CEO of the Company.

There are no SARs. Pursuant to the 1996 Stock Option Plan, the Company granted Mr. Makmann options to purchase 1,685,636 shares of common stock at $.01 per share, none of which were exercisable at September 30, 1996.

The Company does not pay directors a fee for their services as directors.

                          OPTION GRANTS IN FISCAL 1996
----------------------- --------------------- -------------------- --------------------- ----------------------
                             Number of        % of Total Options
                             Securities           Granted to
                         Underlying Options      Employees in
         Name                                     Fiscal Year         Exercise Price        Expiration Date
----------------------- --------------------- -------------------- --------------------- ----------------------
M. Thomas Makmann       1,685,636 (1)                39.8%         $.01 / share          Five years from
                                                                                         grant date
----------------------- --------------------- -------------------- --------------------- ----------------------


(1) Options become exercisable based on holding periods and on other criteria relating to the operations of the Company.

         AGGREGATED OPTION EXERCISES IN FISCAL 1996 AND YEAR END OPTION
                                     VALUES

------------------------ ------------- ------------- ----------------------------- ------------------------------
                                                         Number of Securities          Value of Unexercised
                                                        Underlying Unexercised        In-The-Money Options at
                                                       Options at September 30,         September 30, 1996
                                                                 1996
------------------------ ------------- ------------- ----------------------------- ------------------------------
                            Shares
                         Acquired on      Value
         Name              Exercise      Realized    Exercisable   Unexercisable   Exercisable   Unexercisable
------------------------ ------------- ------------- ------------- --------------- ------------- ---------------
M. Thomas Makmann        None               $0       N/A           1,685,636       N/A           None
------------------------ ------------- ------------- ------------- --------------- ------------- ---------------


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT



Name of Beneficial Owner (Address included for    Amount and Nature of Beneficial      Percent of
persons known to hold more than 5%)               Ownership                            Outstanding Stock
----------------------------------------------    -------------------------------     ------------------
Trilon Dominion Partners, LLC                     3,367,802 owned directly (1)         78.4%
245 Park Avenue, 28th Floor
New York, NY

M. Thomas Makmann                                 0                                    0%

Jack R. Sauer*                                    0                                    0%

Ronald W. Cantwell*                               3,367,802 owned indirectly (1)       78.4%

Dorotea Abele                                     0                                    0%

J. Roger Kirkland                                 0                                    0%

John C. Leone                                     0                                    0%

Barry M. McGriff                                  0                                    0%






                                      -16-


All Officers and Directors as a Group            3,367,802    individually   and       78.4%
                                                 jointly, record and  beneficial
                                                 including those owned by Trilon
                                                 Dominion Partners, LLC
*  Officers and Directors of VCH.

(1) Trilon holds warrants to purchase an additional 14,226,578 shares of the Company's common stock and the Company intends to issue additional warrants to Trilon in connection with and as consideration for other and additional funds borrowed by the Company from Trilon.

Note: The numbers shown above include duplication, because shares beneficially owned by more than one person or entity are reported as beneficially owned by all such persons or entities.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On November 1, 1995, Dominion Capital, Inc. ("Dominion"), a Virginia corporation, finalized the transfer of its ownership of 3,367,802 shares of the Company's common stock to Trilon in exchange for a non-voting Class B membership interest in Trilon. The only other member of Trilon is VCH, the sole manager of Trilon and the holder of 100% of the voting interests in Trilon.

During the year ended September 30, 1995, Dominion exercised a warrant for 2,650,000 shares of the Company's common stock pursuant to its existing line-of-credit agreement with the Company. The warrant was exercisable by its terms at $1.00 per share. In lieu of paying the exercise price in cash, Dominion converted its outstanding loan to the Company, in the amount of $2,650,000, to common stock.

During the year ended September 30, 1995, Dominion amended its line-of-credit agreement with the Company to provide a total of $900,000 to draw on for operations. At September 30, 1995, the Company had borrowings of $825,000 outstanding under this agreement. The remaining $75,000 was borrowed early in fiscal 1996. Additionally, at September 30, 1996 and 1995 the Company had a $100,000 promissory note outstanding under the same terms as the line-of-credit agreement. On January 2, 1997, the Company obtained from Trilon an irrevocable commitment to extend the maturity date of these notes from August 8, 1996 to August 8, 2000, at an interest rate of prime plus 4% per annum. See Notes 8 and 11 of the Notes to Financial Statements for a full discussion of the Company's outstanding indebtedness.

Pursuant to a certain credit agreement, dated as June 28, 1996, Trilon and the Company entered into a new $1,611,000 bridge financing agreement. Under the terms of the agreement, interest is payable on the principal amount of the debt at prime plus 4%, payable quarterly, beginning in June 1997. During the first year, the Company has the option to capitalize the interest to the existing principal. The principal and any unpaid interest is due on June 28, 1999, unless the Company completes a public or private sale of its common stock in certain minimum amounts, in which case the Company is required to prepay part or all of such debt with the proceeds. This agreement is collateralized by substantially all assets of the





                                      -17-


Company. Trilon, in connection with this agreement, was also granted a warrant to purchase 14,226,578 shares of common stock at an exercise price of $.01 per share, as described further in Note 5 of the Notes to Financial Statements included herein.

Also, during fiscal 1996 the Company obtained advances from Trilon totaling an additional $1,048,000 as of September 30, 1996. These advances accrue interest at a rate of 12.25% per annum. On January 2, 1997, the Company obtained from Trilon an irrevocable commitment to enter into a credit agreement, which provides for maximum borrowings of $2,200,000. Included in this amount is the aforementioned $1,048,000. Subsequent to September 30, 1996, the Company received advances on the remaining $1,152,000 commitment. Trilon's commitment letter specifies a maturity in 1998, interest at prime plus 4% and a grant to Trilon of an unspecified number of warrants to purchase shares of the Company's common stock. See Notes 8 and 11 of the Notes to Financial Statements for a full discussion of the Company's outstanding indebtedness.

During the year ended September 30, 1995, interest of $54,493 due to Dominion was paid by the issuance of 54,493 shares of common stock, at $1.00 per share, in lieu of a cash payment. No interest was paid during 1996 and, at September 30, 1996, the Company owed Trilon $246,047 in accrued interest on its outstanding debt.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

3.1      Articles of Incorporation, as amended
3.2      By-Laws
10.1* Credit Agreement, dated as of June 28, 1996, by and between the Company and Trilon Dominion Partners, L.L.C., a Delaware limited liability company ("Trilon")
10.2* Promissory Note, dated as of June 28, 1996, by the Company in favor of Trilon
10.3* Warrant to Purchase 14,226,578 shares of the Company's common stock, dated June 28, 1996, granted to Trilon
10.4 Commitment Letter, dated January 2, 1997, by Trilon to loan $2,200,000 to the Company
10.5 Commitment Letter, dated January 2, 1997, by Trilon to extend the maturity date of the Company's $1,000,000 secured promissory note
10.6     Shepherd Surveillance Solutions, Inc. 1996 Stock Option Plan
16* Letter, dated November 26, 1996, from James Moore & Co., P.L., the Company's former certifying accountant, to the Securities and Exchange Commission regarding the change in the Company's certifying accountant
27       Financial Data Schedule






                                      -18-


* Incorporated by the reference to the same numbered Exhibits to the Company's quarterly report for the period ended March 31, 1996, filed on Form 10-QSB.

(b)      Reports on Form 8-K

         No reports on Form 8-K were filed during the last quarter of the period covered by this report.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the dates indicated.

                                                     SHEPHERD SURVEILLANCE
                                                     SOLUTIONS, INC.



Date:  January 13, 1997                              By:/s/ M. Thomas Makmann
                                                        ------------------------
                                                        M. Thomas Makmann
                                                        Chief Executive Officer
                                                        and Principal Financial
                                                        Officer



Date:  January 13, 1997                             /s/ M. Thomas Makmann
                                                    --------------------------
                                                    M. Thomas Makmann
                                                    Director, CEO, Principal
                                                    Financial Officer and
                                                    Principal Accounting Officer



Date:  January 13, 1997                             /s/ Ronald W. Cantwell
                                                    --------------------------
                                                    Ronald W. Cantwell
                                                    Director

















                           Form 10-KSB - Annual Report


                                     Item 7


                              Financial Statements




                          Year Ended September 30, 1996



                      Shepherd Surveillance Solutions, Inc.
                            7 Perimeter Road, Suite 4
                         Manchester, New Hampshire 03103






                         Report of Independent Auditors


Board of Directors and Shareholders
Shepherd Surveillance Solutions, Inc.

We have audited the accompanying balance sheet of Shepherd Surveillance Solutions, Inc. as of September 30, 1996, and the related statements of operations, shareholders deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Companys management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Shepherd Surveillance Solutions, Inc. at September30, 1996, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2 to the financial statements, the Company has incurred recurring losses from operations and has a shareholders deficit. These conditions raise substantial doubt about the Companys ability to continue as a going concern. Managements plans in regard to these matters are also described in Note 2 to the financial statements. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.


                                             /s/ ERNST & YOUNG LLP

                                             Ernst & Young LLP

Manchester, New Hampshire
December 12, 1996,
   except for Note 11, as to which
   the date is January 2, 1997


                         (JAMES MOORE & CO. LETTERHEAD)




               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




To the Board of Directors and Shareholders of Shepherd Surveillance Solutions, Inc.:


            We have audited the accompanying statements of operations, shareholders' deficit, and cash flows of Shepherd Surveillance Solutions, Inc. (formerly known as InVision Technology, Inc.) for the year ended September 30, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

            We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

            In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Shepherd Surveillance Solutions, Inc. for the year ended September 30, 1995, in conformity with generally accepted accounting principles.

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


                                                  /s/ James Moore & Co.
                                                  ---------------------------
                                                  James Moore & Co.


Holly Hill, Florida
January 31, 1996




                      Shepherd Surveillance Solutions, Inc.

                                  Balance Sheet

                               September 30, 1996



ASSETS (Note 8)
Current assets:
   Cash and cash equivalents                                            $116,770
   Accounts receivable, less allowance for doubtful accounts
     of $5,000                                                            62,786
   Inventories (Note 3)                                                  370,999
   Prepaid expenses and other current assets                              30,122
                                                                        --------
Total current assets                                                     580,677

Property and equipment:
   Furniture and equipment                                               139,283
   Software and hardware (Note 4)                                         36,453
   Leasehold improvements                                                 40,807
                                                                        --------
                                                                         216,543
   Accumulated depreciation and amortization                              63,590
                                                                        --------
                                                                         152,953

Other assets                                                               6,720
                                                                        --------
Total assets                                                            $740,350
                                                                        ========


LIABILITIES AND SHAREHOLDERS' DEFICIT
 CURRENT LIABILITIES:
   Accounts payable                                                $    244,449
   Accrued expenses                                                      52,096
   Interest payable to shareholder (Note 8)                             246,047
                                                                    -----------
Total current liabilities                                               542,592

Notes payable to shareholder (Note 8)                                 3,659,000

Lease commitments (Note 7)

Shareholders' deficit (Notes 5, 8, 10 and 11):
  Common Stock, $.001 par value:
     50,000,000 shares authorized
     4,293,822 shares issued and outstanding                              4,294
   Additional paid-in capital                                         5,770,330
   Accumulated deficit                                               (9,235,866)
                                                                    -----------
Total shareholders' deficit                                          (3,461,242)
                                                                    -----------
Total liabilities and shareholders' deficit                         $   740,350
                                                                    ===========



See accompanying notes.



                      Shepherd Surveillance Solutions, Inc.

                            Statements of Operations



                                                      YEAR ENDED SEPTEMBER 30
                                                        1996             1995
                                                    ----------------------------

Net revenues (Note 9)                                $   656,708    $   149,225

Cost of revenues                                         578,352        145,783
                                                     --------------------------
                                                          78,356          3,442

Costs and other operating expenses:
   General and administrative                            802,547        642,766
   Selling and promotion                                 808,779        660,373
   Research and development                              497,176        112,034
   Loss on holding inventory                                --          310,636
   Depreciation and amortization                          16,124        171,085
                                                    ---------------------------
Total costs and other operating expenses               2,124,626      1,896,894
                                                    ---------------------------

Loss from operations                                  (2,046,270)    (1,893,452)

Other income (expense):
   Interest expense (Note 8)                            (227,011)       (89,623)
   Loss on abandonment of assets                         (50,251)       (86,702)
   Gain on litigation settlement (Note 8)                456,384           --
   Loss on impairment of long-lived assets                  --          (37,585)
   Loss on contract termination (Notes 8 and 10)            --         (110,577)
   Gain on lease termination                                --           20,677
   Other - net                                           (10,369)         5,821
                                                     --------------------------
Total other income (expense)                             168,753       (297,989)
                                                     --------------------------
Net loss                                             $(1,877,517)   $(2,191,441)
                                                     ==========================

Net loss per share                                   $      (.43)   $      (.44)
                                                     ==========================



See accompanying notes.


                      Shepherd Surveillance Solutions, Inc.

                       Statements of Shareholders' Deficit




                                                                            Additional
                                                    Common Stock             Paid-In       Accumulated
                                             -----------------------------
                                                 Shares        Amount        Capital         Deficit           Total
                                             -----------------------------------------------------------------------------

Balance at September 30, 1994                   3,048,412         $3,049    $3,066,975    $(5,166,908)      $(2,096,884)

   Issuance of common stock (Note 8)            2,704,600          2,704     2,701,896              -         2,704,600

   Net loss                                             -              -             -     (2,191,441)       (2,191,441)
                                             -----------------------------------------------------------------------------
Balance at September 30, 1995                   5,753,012          5,753     5,768,871     (7,358,349)       (1,583,725)

   Retirement of common stock (Note 10)         (1,459,190)       (1,459)        1,459              -                 -

   Net loss                                             -              -             -      (1,877,517)      (1,877,517)
                                             -----------------------------------------------------------------------------
Balance at September 30, 1996                   4,293,822         $4,294    $5,770,330     $(9,235,866)     $(3,461,242)
                                             =============================================================================



See accompanying notes.


                      Shepherd Surveillance Solutions, Inc.

                            Statements of Cash Flows


                                                                             YEAR ENDED SEPTEMBER 30
                                                                            1996                 1995
                                                                    ------------------------------------------
OPERATING ACTIVITIES
Net loss                                                                 $(1,877,517)         $(2,191,441)
Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization (including, for 1995,
       allocation to selling and promotion, and research and
       development)                                                           16,124              228,641
     Non-cash interest (Note 8)                                              227,011               54,493
     Loss on abandonment of assets                                            50,251               86,702
     Gain on litigation settlement (Note 8)                                 (456,384)                   -
     Loss on impairment of long-lived assets                                       -               37,585
     Other                                                                     5,000                  923
     Changes in operating assets and liabilities:
       Accounts receivable                                                    59,148              (87,822)
       Inventories                                                          (115,651)              33,134
       Prepaid expenses and other current assets                             (17,273)               6,939
       Accounts payable                                                      108,006              102,597
       Accrued expenses                                                       52,096              (26,623)
       Accrued loss on open contracts                                        (48,257)              48,257
       Deferred revenue                                                     (265,993)              71,912
       Deferred revenue on shipments to distributors                        (125,420)             125,420
       Due to officer (Note 8)                                              (110,577)             110,577
       Accrued officers' salaries                                                  -              (95,278)
       Interest payable to shareholder                                             -               19,036
       Accounts payable to officers                                                -               (1,267)
       Other assets                                                           (5,031)               8,114
                                                                    ------------------------------------------
Net cash used in operating activities                                     (2,504,467)          (1,468,101)

INVESTING ACTIVITIES
Purchase of property and equipment                                          (130,978)             (62,007)
Sale of property and equipment                                                     -                3,900
                                                                    ------------------------------------------
Net cash used in investing activities                                       (130,978)             (58,107)

FINANCING ACTIVITIES
Loans from shareholder                                                     2,734,000            1,500,000
Proceeds from exercise of stock options                                            -                  107
                                                                    ------------------------------------------
Net cash provided by financing activities                                  2,734,000            1,500,107
                                                                    ------------------------------------------

Net increase (decrease) in cash and cash equivalents                          98,555              (26,101)
Cash and cash equivalents at beginning of year                                18,215               44,316
                                                                    ------------------------------------------
Cash and cash equivalents at end of year                                $    116,770        $      18,215
                                                                    ==========================================


                      Shepherd Surveillance Solutions, Inc.

                      Statements of Cash Flows (continued)



                                                                             YEAR ENDED SEPTEMBER 30
                                                                            1996                 1995
                                                                    ------------------------------------------
Supplemental disclosure of cash flow information:
   Cash paid during the year for interest                                       -         $    16,094

Supplemental schedule of non-cash investing and financing activities:
     Issuance of common stock in lieu of cash payment on
       debt (Note 8)                                                            -         $ 2,650,000
     Issuance of common stock in lieu of cash payment for interest
       (Note 8)                                                                 -         $    54,493



See accompanying notes.


                      Shepherd Surveillance Solutions, Inc.

                          Notes to Financial Statements

                               September 30, 1996



1. ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

Shepherd Surveillance Solutions, Inc. (formerly, InVision Technology, Inc.) (the "Company") adopted its name in May 1996. The Company was originally incorporated under the name IMProCOM, Inc. in 1985 and, until 1996, was engaged in the design, development, and production of large customized security management systems for customers in the United States. During 1996, the Company transitioned into a developer of fully-integrated security solutions based on a PC system and started selling its line of new products through channels such as dealers and distributors in the United States, Europe and the Pacific Rim.

The Company operates primarily in the security industry. Any negative factors generally influencing this market segment could have a materially adverse effect on the Company.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

For purposes of reporting cash flows, cash and cash equivalents include cash on hand and bank demand deposit accounts with maturities of three months or less at the time of purchase.

CONCENTRATION OF CREDIT RISK

The Company provides credit to customers in the normal course of business, generally without requiring collateral. It performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses. Any such losses have been within the range of management's expectations.


                      Shepherd Surveillance Solutions, Inc.

                    Notes to Financial Statements (continued)





1. ACCOUNTING POLICIES (CONTINUED)

INVENTORY

Inventory is stated at the lower of cost, determined on the first-in, first-out basis, or market.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation and amortization is provided for financial reporting purposes using the straight-line method over estimated useful lives of 1 to 5 years.

REVENUE RECOGNITION

Revenue is generally recognized upon shipment. Where rights of return exist at the time of sale, revenue is recognized only when conditions set forth in SFAS No. 48, "Revenue Recognition When Right of Return Exists", are met, or when rights of return have expired.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts reported in the balance sheet for the Company's cash and cash equivalents and borrowings approximate their fair value.

NET LOSS PER SHARE

Net loss per share is computed based on the weighted average number of common shares outstanding during the respective years: 4,364,296 in 1996 and 4,974,900 in 1995.

STOCK-BASED COMPENSATION

The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of shares at the date of grant. The Company accounts for stock option grants in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees", and intends to continue to do so. Accordingly, no compensation expense is recognized for stock option grants.



                      Shepherd Surveillance Solutions, Inc.

                    Notes to Financial Statements (continued)





1. ACCOUNTING POLICIES (CONTINUED)

FOURTH QUARTER ADJUSTMENTS

The Company made adjustments to its financial statements in the fourth quarter of fiscal 1996, including an inventory write-off of approximately $314,000 and recognizing a loss of approximately $50,000 on abandonment of certain fixed assets.

NEW ACCOUNTING STANDARD

In October 1995, Statement of Financial Accounting Standard No. 123, " Accounting for Stock-Based Compensation," was issued which prescribes accounting and reporting standards for all stock-based compensation plans. Under SFAS No. 123, companies are encouraged, but not required, to adopt the fair value method of accounting for such plans. Companies can continue to follow the intrinsic value method of accounting under APB Opinion No. 25, but are required to disclose the pro-forma information regarding stock-based compensation plans under the fair value method required by SFAS No. 123. The Company will be required to adopt the SFAS No. 123 disclosures in fiscal 1997.

2. GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has experienced substantial operating losses for the past several years and, as of September 30, 1996, the Company has a shareholders' deficit of $3,461,242. In addition, the Company's sales currently do not generate working capital sufficient to meet future operating requirements. These factors indicate that the Company may be unable to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

The Company's ability to continue in operation is dependent upon its ability to generate a significant increase in sales volume of its new products, its ability to obtain the financing necessary to fund its expanded operations and, ultimately, its ability to achieve profitable operations. At present, it is not possible to determine the ultimate outcome of these matters.


                      Shepherd Surveillance Solutions, Inc.

                    Notes to Financial Statements (continued)





3. INVENTORIES

Inventories consist of the following at September 30, 1996:

         Raw materials                            $178,999
         Work-in-progress                           13,286
         Finished goods                            178,714
                                                ----------
                                                  $370,999
                                                ==========

During 1996, the Company wrote-off inventory of approximately $ 314,000. This was a consequence of the Company's redesign of product models, resulting in reengineered components for production units. Accordingly, all materials used in production models of prior years were written off in 1996.

4. CAPITALIZED SOFTWARE AND HARDWARE

Prior to 1995, certain software and hardware modification and enhancement costs developed by the Company were capitalized. During the year ended September 30, 1995, the estimated useful lives of these assets were revised to reflect their inability to generate significant revenue. Amortization and depreciation of these costs, included in depreciation and amortization expense for the year ended September 30, 1995, was $132,593. At September 30, 1995, these assets had a net book value of $0.


During 1996, the Company did not capitalize any software costs. All research and development expenditures are charged to operations as incurred.

5. Stock Options and Warrants

Prior to 1995, executives were granted options to purchase shares of the Company's common stock at a range of $.25 to $1.00 per share. The 1,264,893 options outstanding at September 30, 1995 were conveyed to the Company and cancelled on October 17, 1995, as part of a settlement of litigation between the Company and certain former executives (see Note 10).


                      Shepherd Surveillance Solutions, Inc.

                    Notes to Financial Statements (continued)





5. STOCK OPTIONS AND WARRANTS (CONTINUED)

On September 30, 1996, the Company adopted the 1996 Stock Option Plan, which provides for options to be granted to employees for the purchase of the Company's common stock. Pursuant to the Plan, the Company has reserved 5,297,714 shares for issuance of options. As of September 30, 1996, options have been granted to purchase 4,238,168 shares at an exercise price of $.01 per share, the estimated fair market value of the shares at the date of grant. Options become exercisable based on holding periods after the grant date and, in certain instances, on other criteria relating to the operations of the Company. At September 30, 1996, no options are exercisable.

Additionally,  in connection with the bridge  financing  agreement  described in
Note 8, the majority shareholder was granted a warrant to purchase 14,226,578 shares of common stock at an exercise price of $.01 per share, the estimated fair market value per share at the date of grant. The warrant expires June 28, 2001.

Outstanding warrants and options are summarized as follows:

                                                    WARRANTS        OPTIONS
                                                 -------------------------------

     Outstanding at September 30, 1994              2,762,200      1,265,000
     Expired                                         (112,200)             -
     Exercised (at $1.00 per share)                (2,650,000)          (107)
                                                 -------------------------------
     Outstanding at September 30, 1995                      -      1,264,893
     Cancelled                                              -     (1,264,893)
     Granted                                       14,226,578      4,238,168
                                                 ===============================
     Outstanding at September 30, 1996             14,226,578      4,238,168
                                                 ===============================

During the year ended September 30, 1995, 2,650,000 warrants were exercised as described in Note 8. No options or warrants were exercised during the year ended September 30, 1996.



                      Shepherd Surveillance Solutions, Inc.

                    Notes to Financial Statements (continued)





6. Income Taxes

The Company accounts for income taxes according to Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", which requires the recognition of deferred income taxes for the difference between the financial statement and tax bases of assets and liabilities, utilizing current tax rates. Valuation allowances are established to reduce any deferred tax assets to an amount that will more likely than not be realized.

The Company has net operating loss carryforwards of approximately $2,100,000 at September 30, 1996 for federal income tax purposes. These carryforwards will begin to expire in fiscal year 2011.

Components of the Company's deferred tax assets and liabilities at September 30, 1996 are as follows:

Deferred tax assets:
  Net operating loss carryforwards                      $733,000
  Interest payable to shareholder                         86,000
  Other                                                    5,000
                                                 --------------------
Deferred tax assets                                      824,000

Deferred tax liabilities:
  Depreciation                                            (4,000)
                                                 --------------------
Net deferred tax assets                                  820,000
Valuation allowance                                     (820,000)
                                                 --------------------
                                                  $         -
                                                 ====================

The net change in the valuation allowance for the year ended September 30, 1996 was a decrease of $228,900 due to the change in the composition of temporary differences.



                      Shepherd Surveillance Solutions, Inc.

                    Notes to Financial Statements (continued)





7. OPERATING LEASES

Rent expense in fiscal years 1996 and 1995 was approximately $84,000 and $133,000, respectively. Throughout most of fiscal 1996, the Company leased office space and equipment on a month-to-month basis. In August 1996, the Company executed a five-year lease for office, engineering and manufacturing space. Future minimum commitments under noncancelable operating leases are:

1997                                                       $    40,000
1998                                                            42,000
1999                                                            43,000
2000                                                            45,000
2001 and thereafter                                             47,000
                                                       ------------------
                                                              $217,000
                                                       ==================

8. RELATED PARTY TRANSACTIONS

LOANS FROM SHAREHOLDER

During the year ended September 30, 1995, the majority shareholder of the Company exercised a warrant for 2,650,000 shares of the Company's common stock pursuant to its existing line-of-credit agreement with the Company. The warrant was exercisable by its terms at $1.00 per share. In lieu of paying the exercise price in cash, the majority shareholder converted its outstanding loan to the Company, in the amount of $2,650,000, to common stock.

During the year ended September 30, 1995, the majority shareholder amended its line-of-credit agreement with the Company to provide a total of $900,000 to draw on for operations. At September 30, 1995, the Company had borrowings of $825,000 outstanding under this agreement. The remaining $75,000 was borrowed early in fiscal 1996, with total borrowings of $900,000 outstanding at September 30, 1996. Additionally, at September 30, 1996 and 1995, the Company had a $100,000 promissory note outstanding under the same terms as the line-of-credit agreement. Borrowings under both of these agreements had a scheduled maturity date of August 8, 1996 (see Note 11).



                      Shepherd Surveillance Solutions, Inc.

                    Notes to Financial Statements (continued)





8. RELATED PARTY TRANSACTIONS (CONTINUED)

In June 1996,  the  majority  shareholder  and the  Company  entered  into a new
$1,611,000 bridge financing agreement. Under the terms of the agreement, interest is payable on the principal amount of the debt at prime plus 4%, payable quarterly, beginning in June 1997. During the first year, the Company has the option to capitalize the interest to the existing principal. The principal and any unpaid interest is due on June 28, 1999 unless the Company completes a public or private sale of its common stock in certain minimum amounts, in which case the Company is required to prepay part or all of such debt with the proceeds. This agreement is collateralized by substantially all assets of the Company. The majority shareholder, in connection with this agreement, was also granted a warrant to purchase 14,226,578 shares of common stock at an exercise price of $.01 per share, as described in Note 5.

Additionally, during fiscal 1996, the Company obtained advances from the majority shareholder totaling an additional $1,048,000 as of September 30, 1996 (see Note 11). These advances accrue interest at a rate of 12.25%.

During the year ended September 30, 1995, interest of $54,493 due to the majority shareholder was paid by the issuance of 54,493 shares of common stock, at $1.00 per share, in lieu of a cash payment. No interest was paid during 1996 and, at September 30, 1996, the Company owed the majority shareholder $246,047 in accrued interest on its outstanding debt.

ACCRUED SALARIES

Prior to 1995, a former executive of the Company elected to partially defer certain salary obligations of the Company. Total deferred salaries as of September 30, 1995 was $456,384. On October 17, 1995, as part of a litigation settlement, as described in Note 10, the Company was released of its obligation to pay this liability and recorded the release of the deferred salaries as a gain on litigation settlement.



                      Shepherd Surveillance Solutions, Inc.

                    Notes to Financial Statements (continued)





8. RELATED PARTY TRANSACTIONS (CONTINUED)

DUE TO OFFICER

Prior to 1995, the Company executed an employment agreement with its then president. On October 17, 1995, as part of a litigation settlement described in
Note 10, the Company was released of any commitments to the former president under the employment agreement and, thereby, incurred an expense of $110,577. This amount was accrued in the financial statements as of September 30, 1995 and paid to the former president during the first quarter of fiscal 1996.

9. SIGNIFICANT CUSTOMERS

During fiscal 1995 and for most of fiscal 1996, a significant part of the Company's business was derived from a small number of customers. For the year ended September 30, 1995, approximately 68% of the Company's revenues were attributable to three customers (27%, 22% and 19% of total revenues, respectively). For the year ended September 30, 1996, approximately 79% of revenues were attributable to three customers (38%, 29% and 12% of total revenues, respectively).

10. LITIGATION AND SETTLEMENT AGREEMENT

In February 1995, litigation was instituted by former executives against the Company, the majority shareholder, and three members of the Company's Board of Directors.

On October 17, 1995, the Company and its former president agreed to release one another from all commitments arising out of an employment agreement. In exchange for the Company terminating the agreement, the former president agreed to forfeit to the Company his 107 shares of the Company's common stock and outstanding options to purchase an additional 64,893 shares. The release resulted in an expense to the Company of $110,577. A provision of $110,577 was charged to operations for the year ended September 30, 1995.



                      Shepherd Surveillance Solutions, Inc.

                    Notes to Financial Statements (continued)





10. Litigation and Settlement Agreement (continued)

On October 17, 1995, the terms of a settlement agreement with the Company's former CEO, dated September 5, 1995, were satisfied, resulting in the forfeiture by the former CEO of 1,459,083 shares of the Company's common stock and cancellation of options to purchase an additional 1,200,000 shares of stock. The former CEO also agreed to release a claim for deferred salary, as described in
Note 8, which was recorded by the Company as a gain in fiscal 1996.

11. Subsequent Event

On January 2, 1997, the Company obtained an irrevocable commitment to enter into a credit agreement with the majority shareholder which provides for maximum borrowings of $2,200,000. Included in this amount are advances received by the Company aggregating $1,048,000 during fiscal 1996 (see Note 8) and outstanding at September 30, 1996. Subsequent to September 30, 1996, the Company received advances on the remaining $1,152,000 under the commitment. The commitment letter specifies a maturity in 1998 and interest at prime plus 4%. The commitment letter also requires the Company to grant to the majority shareholder an unspecified number of warrants.

On January 2, 1997, the Company also obtained an irrevocable commitment from the majority shareholder to extend the maturity date on the $1,000,000 of promissory notes due to the majority shareholder at September 30, 1996 (see Note 8) from August 8, 1996 to August 8, 2000 at an interest rate of prime plus 4%.

As a result of the Company obtaining the aforementioned commitment letters specifying maturity dates on the borrowings which extend beyond one year, the $1,048,000 and $1,000,000 outstanding at September 30, 1996 have been classified as non-current liabilities on the balance sheet.


                      Shepherd Surveillance Solutions, Inc.

                    Notes to Financial Statements (continued)





12. Restatement of Quarterly Financial Information (Unaudited)

As disclosed in Notes 8 and 10, the Company executed a settlement agreement with its former CEO on October 17, 1995. Among other things, the agreement provided for the release by the former CEO of a claim for deferred salaries aggregating $456,384, which was accrued as a liability at September 30, 1995. In its Quarterly Reports on Form 10-QSB for December 31, 1995, March 31, 1996 and June 30, 1996, the Company's financial statements reflected the release of deferred salaries as Additional Paid-In Capital. While preparing its September 30, 1996 financial statements, the Company determined that it is more appropriate to record the $456,384 as a Gain on Litigation Settlement in the Statement of Operations. The effect on reported quarterly financial data follows:

                                     FIRST           SECOND          THIRD
                                    QUARTER         QUARTER         QUARTER
                               ------------------------------------------------
As reported:
   Additional paid-in capital       $6,226,714     $6,226,714     $6,226,714
   Other income (expense)              (26,185)       (35,795)       (44,129)
   Net (loss)                         (210,662)      (257,094)      (729,826)
   Net (loss) per share                  (.05)          (.06)          (.17)

As restated:
   Additional paid-in capital       $5,770,330     $5,770,330     $5,770,330
   Other income (expense)              430,199        (35,795)       (44,129)
   Net income (loss)                   245,722       (257,094)      (729,826)
   Net income (loss) per share            .05           (.06)          (.17)






