Form 10QSB
period 1996-12-31
SHEPHERD SURVEILLANCE SOLUTIONS INC
filed 1997-02-14
CIK 805327

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-QSB

(Mark one)

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended        December 31, 1996
                                ------------------------------
                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____________ to ____________


Commission File Number:  33-9868-A
                       -------------

                     Shepherd Surveillance Solutions, Inc.
     ----------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


           Nevada                                       88-0212471
--------------------------------           -------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


                7 Perimeter Road, Suite 4, Manchester, NH 03103
--------------------------------------------------------------------------------
               (Address of principal executive offices)(Zip Code)

                                 (603) 622-8668
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


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







Part I.  Financial Information
Item 1.  Financial Statements

                      Shepherd Surveillance Solutions, Inc.

                                 Balance Sheets


                                                                        December 31, 1996     September 30, 1996
                                                                           (Unaudited)              (Note)
ASSETS

Current Assets:

  Cash and cash equivalents                                                $  98,273              $ 116,770

  Accounts receivable                                                        304,384                 67,786

  Inventories                                                                285,071                370,999

  Prepaid expenses and other current assets                                   14,648                 30,122
                                                                             -------                 ------

Total current assets                                                         702,376                580,677
                                                                             -------                -------


Property and equipment:

  Furniture, machinery and equipment                                         207,997                139,283

  Software and hardware                                                       62,706                 36,453

  Leasehold improvements                                                      44,245                 40,807
                                                                             -------                -------
                                                                             314,948                216,543

Accumulated depreciation                                                      76,443                 63,590
                                                                             -------                -------
                                                                             238,505                152,953

Other assets                                                                  15,550                  6,720
                                                                             -------                -------

Total assets                                                              $  956,431             $  740,350
                                                                             =======                =======




See accompanying notes.


Note: The balance sheet at September 30, 1996 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.


                      Shepherd Surveillance Solutions, Inc.

                           Balance Sheets (Continued)



                                                                       December 31, 1996       September 30, 1996
                                                                       -----------------       -------------------
                                                                          (Unaudited)
Liabilities and shareholders' deficit

Current liabilities:

  Accounts payable                                                       $   323,333              $   244,449


  Accrued  expenses                                                          138,104                   52,096

  Interest payable to shareholder                                            366,347                  246,047
                                                                         -----------              -----------

Total current liabilities                                                    827,784                  542,592
                                                                         -----------              -----------

Notes payable to shareholder                                               4,803,000                3,659,000



Shareholders' deficit:

  Common Stock - $.001 par value:
     50,000,000 shares authorized;
     4,293,822 shares issued and outstanding                                   4,294                    4,294

  Additional paid-in capital                                               5,770,330                5,770,330

  Accumulated deficit                                                    (10,448,977)              (9,235,866)
                                                                         ------------              -----------

Total shareholders' deficit                                               (4,674,353)              (3,461,242)
                                                                         ------------              -----------

Total liabilities and shareholders' deficit                              $   956,431               $  740,350
                                                                         ============              ===========



See accompanying notes.



                      Shepherd Surveillance Solutions, Inc.

                            Statements of Operations

                                   (Unaudited)


                                                                               Three Months Ended

                                                                   December 31,1996       December 31,1995
                                                                   ---------------------------------------
Sales                                                              $     304,443          $    20,104

Cost of sales                                                            241,625                3,236
                                                                         -------                -----

                                                                          62,818               16,868
                                                                         -------              -------
Operating expenses and other costs:


  Selling and promotion                                                  447,302               98,519

  General and administrative                                             402,339               87,303

  Research and development                                               293,131               12,076

  Depreciation and amortization                                           12,853                3,447
                                                                         -------              -------


Total operating expenses and other costs                               1,155,625              201,345
                                                                      ----------           ----------

Loss from operations                                                  (1,092,807)            (184,477)

Other income (expenses):

  Interest expense                                                      (120,300)             (26,187)

  Other , net                                                                  0                    2
                                                                        (120,300)             (26,185)
                                                                       ---------             --------

Net loss                                                            $ (1,213,107)          $ (210,662)
                                                                       =========             ========

Loss per share                                                      $       (.28)          $     (.05)
                                                                       =========             ========



See accompanying notes.



                      Shepherd Surveillance Solutions, Inc.

                       Condensed Statements of Cash Flows

                                   (Unaudited)



                                                                           Three Months Ended December 31,
                                                                             1996                 1995
                                                                             ----                 ----
Operating activities

Net cash used by operating activities                                    $(1,064,092)        $  (363,248)
                                                                         -----------         -----------

Investing activities

  Capital expenditures                                                       (98,405)             34,714
                                                                            --------             -------

Net cash provided by (used in) investing activities                          (98,405)             34,714
                                                                            --------             -------

Financing activities

  Loans from shareholder                                                   1,144,000             353,500



Net cash provided by financing activities                                  1,144,000             353,500
                                                                          ----------          ----------

Net increase (decrease) in cash and cash equivalents                         (18,497)             26,646


Cash and cash equivalents at beginning of period                             116,770              18,215
                                                                             -------              ------


Cash and cash equivalents at end of period                               $    98,273       $      44,861
                                                                         ===========       =============



                      Shepherd Surveillance Solutions, Inc.

                          Notes to Financial Statements

                    December 31, 1996 and September 30, 1996



1.  Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with Item 310(b) of Regulation S-B and do not include all of the information and footnotes required for complete financial statements. The condensed financial statements should be read in conjunction with the Company's audited financial statements for the fiscal year ended September 30, 1996. In the opinion of management, the statements include all adjustments necessary for a fair presentation of the results of the reported interim periods. All such adjustments are of a normal recurring nature.

The results of operations for the interim periods shown are not necessarily indicative of results for any future interim periods or for the entire fiscal year.

2.  Inventories

Inventories consist of the following:

                                         December 31, 1996    September 30, 1996

           Raw Materials                     $181,525              $178,999

           Work in progress                    15,012                13,286

           Finished goods                      88,534               178,714
                                              -------               -------
                                             $285,071              $370,999
                                              =======               =======

3.  Stock Options and Warrants

During the three months ended December 31, 1996 (the "First Quarter"), pursuant to the 1996 Stock Option Plan (the "1996 Plan"), the Company granted options to employees for the purchase of the Company's $.001 par value common stock (the "Common Stock") at an exercise price of $.01 per share. The 1996 Plan provides that options become exercisable based on holding periods after the grant date and, in certain instances, on other criteria relating to the operations of the Company. No options were exercisable at December 31, 1996.

Stock options and warrant activity for the three months ended December 31, 1996 follows:

                                                          Options       Warrant

         Outstanding  at September 30, 1996              4,238,168    14,226,578
         Granted during the First Quarter                  131,781
                                                           -------      --------

              Outstanding  at December 31, 1996          4,369,949    14,226,578
                                                           =======      ========

Subsequent to December 31, 1996, the Company issued a warrant to purchase 2,200,000 shares of the Company's Common Stock, as fully discussed in Note 6.



4. Related party transactions

Loan from shareholder
---------------------

During the First Quarter, the Company borrowed $1,144,000 from its majority shareholder. As of December 31, 1996, the Company has borrowed an aggregate amount of $4,803,000 from its majority shareholder. Except for the advances of the First Quarter, the indebtedness is pursuant to Credit Agreements between the Company and its majority shareholder, as fully discussed in Note 6.

 .Interest payable to shareholder
--------------------------------

The December 31, 1996 balance of $366,347 represents interest due on notes payable to and advances from the Company's majority shareholder. No interest was paid during the First Quarter. Subsequent to December 31, 1996, approximately $135,000 of this unpaid interest became a part of the principal of a new convertible promissory note, dated January 21, 1997, as fully discussed in Note 6.


5.     Per Share Data

Loss per share for the three month period ended December 31, 1996 was determined by dividing the net loss for the period by 4,293,822, the number of shares of common stock outstanding during the period.


6.     Subsequent Events

On January 17, 1997, the Company entered into a Credit Agreement (the "Agreement") with its majority shareholder which provides for borrowings of up to $2,450,000. Included in this amount are advances received by the Company aggregating $1,048,000 during the last quarter of fiscal 1996 and $1,144,000 during the First Quarter. The total of such advances outstanding at December 31, 1996 was $2,192,000. Subsequent to December 31, 1996, the Company received the remaining $258,000 under the Agreement. In connection with the Agreement, the Company executed and delivered to its majority shareholder a promissory note in the amount of $2,450,000 (the "Promissory Note"), and issued to its majority shareholder a warrant exercisable for 2,200,000 shares of the Company's Common Stock (the "Warrant"), exercisable at a price of $.01 per share. The Warrant is exercisable with respect to 500,000 shares immediately, is exercisable with respect to 1,700,000 shares on August 8, 1998 in the event that the Promissory
Note is not paid in full by that date, and expires on August 8, 2003. The Promissory Note matures on August 7, 1998 and bears interest at an annual rate equal to the prime rate plus 4%. All principal and interest is payable at maturity. The prime rate at December 31, 1996 was 8.25%.

On January 21,1997, the Company entered into a Credit Agreement with its majority shareholder for the purpose of refinancing a $1,000,000 loan payable to its majority shareholder, and the Company issued to its majority shareholder a Convertible Promissory Note (the "Convertible Note") in the amount of $1,141,229. The Company included $141,229 representing interest accrued from November 1, 1995 as principal, resulting in an aggregate principal balance of $1,141,229. The Convertible Note requires the Company to make interest payments in cash in January and July of each year, but during the first two years such interest can be added to principal at the election of the Company, with interest continuing to accrue on the aggregate principal. The Convertible Note matures on August 8, 2000, bears interest at an annual rate of the prime rate plus 4% and is convertible on or after the maturity date into shares of the Company's Common Stock pursuant to a formula specified in the Credit Agreement, based on fair market value (as defined) of the Company's Common Stock.



Part I.  Financial Information
------------------------------

Item 2.
------

Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of operations
---------------------

The Company has, for the past several years, experienced substantial operating losses, and its sales do not currently generate working capital sufficient to meet future projected operating expenses. In addition, when comparing the two fiscal quarters included herein, it should be noted that, starting in the middle of its prior fiscal year, the Company received significant venture funding to revamp its existing technology and develop new technologies, both of which have given rise to a product line that did not exist until the end of the prior fiscal year. As a result, the First Quarter 1997 financial statements depict a registrant that has evolved into an entirely different business than it was one year earlier. Accordingly, discussion and analysis of financial condition and operating results under the described Company scenario of dramatic change over the period of one year should be reviewed in this context.

Revenues were $304,443 during the First Quarter, an increase of approximately $284,000 over the same period in 1995, but 1996 revenues were solely from sales of the Company's new products, which are based on a different technology than in the past. In the prior fiscal year, revenues arose principally from time and materials billings for work done on large installations resulting from completed contracts of past years. Margin of approximately 21% realized on First Quarter sales is not comparable to the 84% margin on revenues of the same period in the prior year because the nature of the Company's business and the products sold have changed since 1995. Selling and promotion expenses were $447,302, an increase of approximately $349,000 over the same period in 1995, a reflection of marketing efforts necesary to introduce and promote the Company's new product line. General and administrative expenses for the First Quarter were $402,339, an increase of approximately $315,000, which is a reflection of costs associated with the administrative staff to coordinate the dramatic changes in the Company's business profile. Research and development expenses for the First Quarter were $293,131, an increase of approximately $281,000 over the three months ended December 31,1995, indicative of the Company's expanded engineering organization and the broadened scope of its technology. Interest expense of $120,300 in the First Quarter, when compared to $26,187 during the three months ended December 31, 1995, reflects an increase of approximately $94,000, the result of significantly higher borrowings from the Company's majority shareholder, Trilon Dominion Partners, L.L.C., a Delaware limited liability company ("Trilon"), owner of 78% of the Company's outstanding common stock.

Accounts receivable balances at December 31, 1996 were approximately $242,000 larger than at September 30, 1996, the result of significantly higher sales during the First Quarter than in the last quarter of fiscal 1996. The $86,000 decrease in inventories at December 31, 1996 compared to those at September 30, 1996 is consistent with the greater sales activity in the First Quarter. The increase of approximately $98,000 in property and equipment reflects the acquisition of capital equipment used in the Company's expanding engineering and production activities. Accounts payable increased by approximately $79,000, an indicator of increased overall spending on purchases of manufacturing components and fixed assets, as well as marketing commitments related to promotional activities and materials.


Liquidity and capital resources
-------------------------------

Management believes that the ratio of current assets to current liabilities in the financial statements for the period ended December 31,1996, as well as the total Shareholders' Deficit, reflects the Company's current lack of liquidity. Trilon advanced $1,144,000 to the Company during the three months ended December 31,1996, which was the principal source of the Company's working capital. On January 17 and 21, 1997, respectively, two Credit Agreements between the Company and Trilon were executed (as fully discussed in Note 6 to financial statements).



Management forecasts indicate that the Company will need additional funding (either debt or equity) in the second and third fiscal quarters. There is no assurance that such funding will be obtained. In the event the Company is unable to obtain additional funding, it would have a material adverse effect on the Company.

The Company had cash and cash equivalents of approximately $98,000 at December 31, 1996 and further borrowings were available from Trilon. The Company subsequently borrowed approximately $250,0000 during January of 1997. The Company is required to repay to Trilon amounts borrowed under the June 26, 1996 Credit Agreement on or before June 28,1999, amounts borrowed under the January 17, 1997 Credit Agreement on or before August 7, 1998 and may be required to repay to Trilon amounts borrowed under the January 21, 1997 Credit Agreement (see Notes 4 and 6 to financial statements for further details). During the next two fiscal quarters, the Company intends to apply any capital received ( from Trilon or others) to the continued development of its technology and to the further positioning of its products in the market. Any such additional capital will be applied to engineering, promotion, marketing, and production materials. The Company has continued its negotiations with a commercial bank for an asset-based line of credit.


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

* The Company's future operating results are dependent on its ability to develop, produce and market new and innovative products and technologies, and eventually to enter into favorable licensing and distribution relationships. There are numerous risks inherent in this complex process, including the risk that rapid technological change could render the Company's products obsolete, the risk that the Company will not be able to timely develop new products at a reasonable cost that find acceptance in the marketplace, and the risk that the Company will not be able to develop procedures to bring to these products to the market in a timely fashion.

* The Company's continued working capital and cash resources are dependent on its ability to obtain additional financing in the future, as the Company's operations currently do not generate revenues sufficient to cover its expenses. There can be no assurance that the Company is able to obtain additional financing. If such financing is obtained, it would have a material adverse effect on the Company.

* The Company is highly leveraged, having borrowed $2,734,000 during fiscal 1996 from its majority shareholder without repaying any amounts of principal or interest due on these loans. An additional $1,144,000 was borrowed during the First Quarter. There can be no assurance that the Company will be able to pay principal or interest due on any of these loans from time to time. Any failure to pay interest or principal due on these loans would have a material adverse effect on the Company.

* A single shareholder, Trilon Dominion Partners, L.L.C., which has been the Company's principal lender, currently holds 3,367,802 shares of Common Stock (78% of the outstanding common stock), holds warrants to purchase 16,426,578 additional shares of the Company's common stock and holds a Convertible Promissory Note to acquire 1,000,000 additional shares. Accordingly, Trilon is and will be able to elect all of the Company's directors and, generally, to direct the affairs of the Company. This stockholder could effectively block any majority corporate transactions, such as a merger or sale of all of the Company's assets, which, under Nevada law, requires the affirmative vote of holders of a majority of the outstanding Common Stock of the Company.



The Company has experienced recurring losses from operations and has a significant shareholders' deficit. Furthermore, the Company's operating results have varied from fiscal period to fiscal period; accordingly, the Company's financial results in any particular fiscal period are not necessarily indicative of results for future periods.


Part II.  Other Information
---------------------------

Item 5.  Other Information
--------------------------

January 17, 1997 Credit Agreement
---------------------------------

On January 17, 1997, the Company entered into a Credit Agreement (the "Agreement") with Trilon which provides for borrowings up to $2,450,000. In connection with the Agreement, the Company executed and delivered to Trilon a promissory note in the amount of $2,450,000 (the "Promissory Note"), and issued to Trilon a warrant exercisable for 2,200,000 shares of the Company's Common Stock (the "Warrant"), exercisable at a price of $.01 per share. The Warrant is exercisable with respect to 500,000 immediately, is exercisable with respect to 1,700,000 shares on August 8, 1998 in the event that the Promissory Note is not paid is full by that date, and expires on August 8, 2003. The Promissory Note matures on August 7, 1998 and bears interest at an annual rate equal to the prime rate plus 4%. All principal and interest is payable at maturity. The prime rate at December 31, 1996 was 8.25%.

January 21, 1997 Credit Agreement
---------------------------------

On January 21, 1997, the Company entered into a Credit Agreement with Trilon for the purpose of refinancing a $1,000,000 loan payable to Trilon, and the Company issued to Trilon a Convertible Promissory Note (the "Convertible Note") in the amount of $1,141,229. The Company included $141,229 representing interest accrued on the loan from November 1, 1995 as principal, resulting in an aggregate principal balance of $1,141,229. The Convertible Note requires the Company to make interest payments in cash in January and July of each year, but during the first two years such interest can be added to principal at the election of the Company, with interest continuing to accrue on the aggregate principal. The Convertible Note matures on August 8, 2000, bears interest at an annual rate of the prime rate plus 4% and is convertible on or after the maturity date into shares of the Company's Common Stock, pursuant to a formula specified in the Credit Agreement, based on fair market value (as defined) of the Company's Common Stock.

Item 6.  Exhibits and reports on Form 8-K
-----------------------------------------

Exhibits

10.1 Credit Agreement, dated as of January 17, 1997, by and between the Company and Trilon Dominion Partners, L.L.C., a Delaware limited liability company

10.2 Promissory Note, dated as of January 17, 1997, by the Company in favor of Trilon Dominion Partners, L.L.C.

10.3 Credit Agreement, dated as of January 21, 1997, by and between the Company and Trilon Dominion Partners, L.L.C.

10.4 Convertible Promissory Note, dated as of January 21, 1997, by the Company in favor of Trilon Dominion Partners, L.L.C.

27       Financial Data Schedule


No reports on Form 8-K have been filed during the quarter for which this report is filed.




                                   SIGNATURES



In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                      Shepherd Surveillance Solutions, Inc.
                                  (Registrant)





Date: February 14, 1997                            /s/ M. Thomas Makmann
-----------------------                            ---------------------
                                                   M. Thomas Makmann
                                                   President and CEO



Date:  February 14, 1997                           /s/ William D. Biser
------------------------                           --------------------
                                                   William D. Biser
                                                   Principal Financial Officer




