Form 10QSB
period 1997-03-31
SHEPHERD SURVEILLANCE SOLUTIONS INC
filed 1997-05-15
CIK 805327

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark one)

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended ______________March  31, 1997_________________

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the transition period from ____________ to ____________

Commission File Number:  33-9868-A

                      Shepherd Surveillance Solutions, Inc.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

           Nevada                                   88-0212471
--------------------------------------------------------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
incorporation or organization)

                 7 Perimeter Road, Suite 4, Manchester, NH 03103
--------------------------------------------------------------------------------
              (Address of principal executive offices) (Zip Code)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.
              At March 31, 1997, 4,293,822 shares of common stock,
                  $.001 par value per share, were outstanding.






Part I.  Financial Information
------------------------------
Item 1.  Financial Statements
------------------------------

                      Shepherd Surveillance Solutions Inc.

                                 Balance Sheets

                                                                       March 31, 1997     September 30, 1996
                                                                       --------------     ------------------
                                                                         (Unaudited)            (Note)
ASSETS

Current Assets:

     Cash and cash equivalents                                           $     11,611           $116,770

     Accounts receivable                                                      405,454             62,786

     Inventories                                                              289,328            370,999

     Prepaid expenses and other current assets                                 11,524             30,122
                                                                         -------------         ---------

Total current assets                                                          717,917            580,677
                                                                         -------------         ---------


Property and equipment:

     Furniture, machinery and equipment                                       245,020            139,283

     Software and hardware                                                    146,724             36,453

     Leasehold improvements                                                    48,826             40,807
                                                                         -------------         ---------
                                                                              440,570            216,543

     Accumulated depreciation                                                  93,696             63,590
                                                                         -------------         ---------
                                                                              346,874            152,953

Other assets                                                                   11,080              6,720
                                                                         -------------         ---------

Total assets                                                               $1,075,870           $740,350
                                                                         =============         =========



See accompanying notes.

Note: The balance sheet at September 30, 1996 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.


                      Shepherd Surveillance Solutions Inc.

                           Balance Sheets (Continued)


                                                                                 March  31, 1997
                                                                                 ---------------
         September 30, 1996
         ------------------
                                                                            (Unaudited)

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:

     Accounts payable                                                   $   581,902            $  244,449
     Loans from shareholder                                                 886,800                     -
     Line of credit note payable - bank                                     180,269                     -
     Accrued  expenses                                                       60,370                52,096

     Interest payable to shareholder                                        382,109               246,047
                                                                        ------------          ------------

Total current liabilities                                                 2,091,450               542,592
                                                                        -----------            -----------

Notes payable to shareholder                                              5,202,229             3,659,000


Shareholders' deficit:

    Common Stock - $.001 par value:
       50,000,000 shares authorized;
       4,293,822 shares issued and outstanding                                4,294                 4,294

     Additional paid-in capital                                           5,770,330             5,770,330

     Accumulated deficit                                                (11,992,433)           (9,235,866)
                                                                        ------------           -----------
Total shareholders' deficit                                              (6,217,809)           (3,461,242)
                                                                       -------------           -----------
Total liabilities and shareholders' deficit                             $ 1,075,870             $ 740,350
                                                                        ===========            ===========



See accompanying notes.


                      Shepherd Surveillance Solutions Inc.

                            Statements of Operations

                                   (Unaudited)

                                                   Three months ended                    Six months ended
                                            March 31,1997      March 31,1996      March 31, 1997    March 31, 1996

Net sales                                      $    164,686      $   101,818        $   469,129     $  121,922

Cost of sales                                        96,671           34,358            338,296         37,594
                                                   --------           ------

Gross margin                                         68,015           67,460            130,833         84,328
                                                 ----------       ----------

Operating expenses and other costs:

     Selling and promotion                          578,370          115,963          1,025,672        214,482

     General and administrative                     418,779          164,049            821,118        251,352

     Research and development                       439,411            5,374            732,542         17,450

     Depreciation and amortization                   17,253            3,373             30,106          6,820
                                                    -------    ---------------


Total operating expenses and
                 other costs                      1,453,813          288,759          2,609,438        490,104
                                              -------------      -------------      --------------    -----------


Loss from operations                              1,385,798         (221,299)         2,478,605      (405,776)
                                             --------------     -------------      ---------------   ------------

Other income (expenses):

     Interest expense                              (158,078)         (35,338)          (278,378)       (61,525)

     Other , net                                        416             (457)               416           (457)

                                                   (157,662)         (35,795)          (277,962)       (61,980)
                                                  ---------        ---------

Net loss                                        $ 1,543,460       $ (257,094)      $  2,756,567   $  (467,756)
                                                  =========         =========        ==========      =========

Loss per share                                  $      (.36)      $     (.06)      $       (.64)   $      (.11)
                                                  =========          ========        ==========      =========


See accompanying notes.


                      Shepherd Surveillance Solutions Inc.

                       Condensed Statements of Cash Flows

                                   (Unaudited)

                                                                           Six Months Ended March  31,
                                                                           ----------------------  ---

                                                                             1997                1996
                                                                             ----                ----
OPERATING ACTIVITIES

Net cash used in operating activities                                   $(2,350,201)        $  (599,578)
                                                                         -----------         -----------
INVESTING ACTIVITIES

     Capital expenditures                                                  (224,027)             35,333
                                                                           ---------             -------

Net cash provided by (used in) investing activities                        (224,027)             35,333
                                                                           ---------            --------
FINANCING ACTIVITIES

     Loans from shareholder:  credit agreements                           1,402,000             623,500
                               demand notes                                 886,800

     Line of credit note payable  -  bank                                   180,269


Net cash provided by financing activities                                 2,469,069             623,500
                                                                         ----------          ----------

Net increase (decrease) in cash and cash equivalents                       (105,159)             59,255

Cash and cash equivalents at beginning of period                            116,770              18,215
                                                                           --------          ----------

Cash and cash equivalents at end of period                              $    11,611        $     77,470
                                                                        ===========       =============



                      Shepherd Surveillance Solutions Inc.

                          Notes to Financial Statements

                      March 31, 1997 and September 30, 1996

1.  Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with Item 310(b) of Regulation S-B and do not include all of the information and footnotes required for complete financial statements. The condensed financial statements should be read in conjunction with the Company's audited financial statements for the fiscal year ended September 30, 1996. In the opinion of management, the condensed financial statements include all adjustments necessary for a fair presentation of the results of the reported interim periods. All such adjustments are of a normal recurring nature.

The results of operations for the interim periods shown are not necessarily indicative of results for any future interim periods or for the entire fiscal year.

2.  Inventories

Inventories consist of the following:


                                         March 31, 1997            September 30, 1996
                                        ----------------           ------------------

              Raw Materials                   $203,993                    $178,999

              Work in progress                       0                      13,286

              Finished goods                    85,335                     178,714
                                                ------                     -------
                                              $289,328                    $370,999
                                                ======                      ======


3.  Stock Options and Warrants

During the three months ended December 31, 1996 (the "First Quarter") and the three months ended March 31, 1997 (the "Second Quarter"), pursuant to the 1996 Stock Option Plan (the "1996 Plan"), the Company granted options to employees for the purchase of the Company's $.001 par value common stock (the "Common Stock") at an exercise price of $.01 per share. The 1996 Plan provides that a portion of such options are exercisable immediately for certain key employees and that the remaining options become exercisable based on holding periods after the grant date and, in certain instances, on other criteria relating to the operations of the


Company. During the Second Quarter, pursuant to a credit agreement, the Company issued to its majority shareholder and principal lender a warrant to purchase 2,200,000 shares of Common Stock at a price of $.01 per share in connection with a loan made by such shareholder to the Company. This warrant is exercisable immediately with respect to 500,000 shares, with the remainder exercisable in 1998. No options or warrants were exercised during the Second Quarter.

Stock options and warrant activity for the three months ended March 31, 1997 are as follows:


                                                            Options                   Warrants
                                                            -------                   --------

         Outstanding at December 31, 1996                  4,369,949               14,226,578
         Granted during the Second Quarter                   454,371                2,200,000
                                                             -------                ---------
          Outstanding at March 31, 1997                    4,824,320               16,426,578
                                                           =========               ==========
         Exercisable at March 31, 1997                       885,657               14,726,578
                                                           =========               ==========

4.  Line of Credit Note Payable - Bank

On February 3, 1997, the Company entered into a Commercial Loan Agreement (the "Bank Agreement") with a bank for a Revolving Line of Credit Loan, repayable on demand. The Bank Agreement provides the Company with a maximum $900,000 revolving loan, with the maximum amount borrowable at any one time calculated on a borrowing base of 80% of the Company's accounts receivable balances under 90 days from invoice due date. Interest on outstanding amounts is at a variable rate equal to the bank's Base Rate (8.25%) plus 1.5% per annum, which aggregated 9.75% as of March 31, 1997. At March 31, 1997, a loan of $180,269 was outstanding under the Revolving Line of Credit Loan. Obligations under the Bank Agreement are collateralized by a first priority security interest in all property and assets of the Company, with the consent of the majority shareholder, and by a guaranty executed by the Company's majority shareholder.

5.   Related Party Transactions

Loans from shareholder

During the Second Quarter, the Company borrowed an aggregate of $1,144,800 from its majority shareholder, $258,000 of which was in January pursuant to the Credit Agreement of January 17, 1997, as fully discussed below. The remaining $886,800 was advanced during February and March pursuant to various demand notes bearing interest at an annual rate of 12.25%.

Interest payable to shareholder

The March 31, 1997 balance of $382,109 represents interest due on promissory notes payable to and advances from the Company's majority shareholder. No interest was paid during the First and Second Quarters. During the Second Quarter, $141,229 of this unpaid interest became a part of the principal of a convertible promissory note dated January 21, 1997, as fully discussed below.

Notes payable to shareholder

       Promissory note dated June 28, 1996                    $1,611,000
       Promissory note dated January 17, 1997                  2,450,000


       Convertible promissory note dated January 21, 1997      1,141,229
                                                             -----------
                                                              $5,202,229
                                                             ===========

As of June 28, 1996, the Company entered into a Credit Agreement with its majority shareholder which provided for borrowings of up to $1,611,000. In connection with this Credit Agreement, the Company executed and delivered to its majority shareholder a promissory note in the amount of $1,611,000, and issued to its majority shareholder a warrant for the purchase of 14,226,578 of the Company's Common Stock, exercisable at a price of $.01 per share. The promissory note matures on June 28, 1999 and bears interest at a rate equal to the prime rate (as defined) plus 4%. During the first year, the Company has the option to capitalize the interest to the existing principal. Principal and any unpaid interest are due at maturity, unless the Company completes a public or private sale of its Common Stock in certain minimum amounts, in which case the Company is required to prepay part or all of such debt with the proceeds. This Credit Agreement is collateralized by substantially all assets of the Company and is subordinated to the Bank Agreement with the consent of the majority shareholders.

On January 17, 1997, the Company entered into another Credit Agreement with its majority shareholder which provides for borrowings of up to $2,450,000. Included in this amount are advances received by the Company aggregating $1,048,000 during the last quarter of fiscal 1996, $1,144,000 during the First Quarter and $258,000 during the Second Quarter. In connection with this Credit Agreement, the Company executed and delivered to its majority shareholder a promissory note in the amount of $2,450,000, and issued to its majority shareholder a warrant exercisable for 2,200,000 shares of the Company's Common Stock, exercisable at a price of $.01 per share. This warrant is exercisable with respect to 500,000 shares immediately, will be exercisable with respect to 1,700,000 shares on August 8, 1998 in the event that the Promissory Note is not paid in full by that date, and expires on August 8, 2003. The $2,450,000 promissory note matures on August 7, 1998 and bears interest at an annual rate equal to the prime rate (as defined) plus 4%. All principal and interest is payable at maturity. The applicable prime rate at December 31, 1996 was 8.25%.

On January 21, 1997, the Company entered into a Credit Agreement with its majority shareholder for the purpose of refinancing a $1,000,000 loan, and the Company issued to its majority shareholder a Convertible Promissory Note (the "Convertible Note") in the amount of $1,141,229. The Company included $141,229 representing interest accrued from November 1, 1995 as principal, resulting in an aggregate principal balance of $1,141,229. The Convertible Note requires the Company to make interest payments in cash in January and July of each year, but during the first two years such interest can be added to principal at the election of the Company, with interest continuing to accrue on the aggregate principal. The Convertible Note matures on August 8, 2000, bears interest at an annual rate of the prime rate plus 4% and is convertible on or after the maturity date into shares of the Company's Common Stock pursuant to a formula specified in the Credit Agreement, based on fair market value (as defined) of the Company's Common Stock.

6.    Per Share Data

Loss per share amounts for the three month and six month periods ended March 31, 1997 and 1996 were determined by dividing the net loss for each period by 4,293,822, the number of shares of common stock outstanding during the periods.


Part I.  Financial Information

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of operations

PREFACE
The Company has, for the past several years, experienced substantial operating losses, and its sales do not generate working capital sufficient to meet current and future projected operating expenses. At March 31, 1997, the Company had cash and cash equivalents of approximately $12,000 and the Company could be forced to drastically cut back operations in the event it does not receive continued funding. Starting in the middle of its prior fiscal year, the Company has been the recipient of significant venture funding from its principal shareholder which funding has been used to revamp its existing technology, develop new technologies and launch new products, all of which have given rise to a product line that did not exist until the end of the prior fiscal year. The Company's full time workforce now numbers 33. Approximately 60% of the Company's $469,129 fiscal 1997 revenues arose from sales to customers outside the U.S.

SECOND QUARTER 1997 COMPARED TO THE SAME PERIOD IN FISCAL 1996
Revenues were $164,686 during the 1997 Second Quarter, an increase of approximately $63,000 over the same period in 1996. Revenues arose principally from time and materials billings for work done on large installations resulting from completed contracts of past years. Margin of approximately 41% realized on Second Quarter sales declined from the prior year because the nature of the Company's business and the products sold have changed. Selling and promotion expenses were $578,370, an increase of approximately $462,000 over the same period in 1996, reflecting a larger sales staff and the cost of additional and broader marketing efforts. General and administrative expenses for the Second Quarter were $418,779, an increase of approximately $255,000, which is a reflection of costs associated with the administrative and operations staff. Research and development expenses for the Second Quarter were $439,411, an increase of approximately $434,000 over the three months ended March 31, 1996, due toCompany's research and development activities. Interest expense of $158,078 in the Second Quarter, when compared to $35,338 during the same period in fiscal 1996, reflects an increase of approximately $123,000, the result of significantly larger borrowings from the Company's majority shareholder, Trilon Dominion Partners, L.L.C., a Delaware limited liability company ("Trilon"), owner of approximately 78% of the Company's outstanding common stock.

SIX MONTHS ENDED MARCH 31, 1997 COMPARED TO SIX MONTHS ENDED MARCH 31, 1996 Revenues were $469,129 for the six months ended March 31, 1997, an increase of approximately $347,000 over the same period in 1996.



Revenues for this period arose principally from time and material billings for work done on large installations resulting from completed contracts of past years. Margin of approximately 28% realized on fiscal 1997 sales decreased. Selling and promotion expenses were $1,025,672, an increase of approximately $811,000 over the same period in 1996. General and administrative for the six months ended March 31, 1997 were $821,118, an increase of approximately $570,000 over the corresponding period in fiscal 1996. Research and development expenses for the first half of fiscal 1997 were $732,542, an increase of approximately $715,000 over the six months ended March 31, 1996. Interest expense of $278,378 in the six months ended March 31, 1997 reflects an increase of approximately $217,000 over the same period in fiscal 1996, the result of significantly larger borrowings from Trilon (as previously fully discussed).


BALANCE SHEET AT MARCH 31, 1997 COMPARED TO BALANCE SHEET AT SEPTEMBER 30, 1996 Cash and cash equivalents of $11,611 at March 31, 1997 decreased approximately $105,000 from the corresponding amounts at September 30, 1996. This a consequence of the Company's lower level of cash resulting from utilizing formal "target balance" planning with the Company's bank and of the increased level of payments to vendors. Such cash management arrangements are coincident with the Company's revolving line of credit loan agreement (as fully discussed in Note 4 to financial statements). Accounts receivable balances at March 31, 1997 were approximately $343,000 larger than at September 30, 1996, the result of higher sales during the First and Second Quarters of 1997 than in the last quarter of fiscal 1996. The $82,000 decrease in inventories at March 31, 1997 compared to those at September 30, 1996 is consistent with the higher sales activity in the Second Quarter. The increase of approximately $224,000 in property and equipment reflects the acquisition of capital equipment used in the Company's engineering and production activities. The accumulated depreciation increase of approximately $30,000 corresponds to the larger property and equipment balances, and is reflective of the comparatively short useful lives (3 to 5 years) over which many of the Company's fixed assets are depreciated. Accounts payable increased by approximately $337,000, indicative of increased overall liabilities for purchases of manufacturing components and fixed assets, as well as marketing commitments related to media advertising, trade shows and promotional materials during the first half of fiscal 1997. The $180,269 line of credit note payable to a bank arose during the Second Quarter (as fully discussed in Note 4 to financial statement) and represents demand borrowings based on the Company's accounts receivable balances. Loans from shareholder of $886,800 (as fully discussed in Note 5 to financial statements) represent working capital advances from Trilon received during February and March and repayable on demand. Interest payable to Trilon increased approximately $136,000. Although net of approximately $141,000 added to note principal during the Second Quarter (as fully discussed in Note 5 to financial statements), this aggregate increase resulted mostly from larger corresponding principal balances, with no interest payments being made by the Company to Trilon. Notes Payable to Shareholder increased by approximately $1,543,000, the result of the Company's increased borrowings from Trilon, pursuant to credit that are fully discussed in Note 5 to financial statements. Accummulated deficit increased by $2,756,567, the amount of the Company's net loss for the six months ended March 31, 1997.

 Liquidity and capital resources

Management believes that the .34 to 1.00 ratio of current assets to current liabilities in the balance sheet at March 31,1997, as well as a Shareholders' Deficit of $11,992,433, reflects the



Company's current lack of liquidity and its potential inability to meet current financial obligations. Trilon loaned $1,144,000 to the Company during the First Quarter and $1,144,800 during the Second Quarter. Such amounts were the principal source of the Company's working capital. On January 17 and 21, 1997, respectively, two Credit Agreements between the Company and Trilon were executed (as fully discussed in Note 5 to financial statements). The Company will need additional funding (either debt or equity) in the third and fourth fiscal quarters. There is no assurance that such funding will be obtained. In the event the Company is unable to obtain additional funding, it would have a material adverse effect on the Company.

The Company had cash and cash equivalents of approximately $12,000 at March 31, 1997. The Company subsequently borrowed $500,0000 from Trilon during April of 1997. The Company is required to repay to Trilon amounts borrowed under the June 26, 1996 Credit Agreement on or before June 28,1999, amounts borrowed under the January 17, 1997 Credit Agreement on or before August 7, 1998, and may be required to repay to Trilon amounts borrowed under the January 21, 1997 Credit Agreement (see Note 5 to financial statements for further details). The Company may be unable to meet these financial obligations. In addition, the $886,800 borrowed from Trilon during the Second Quarter is payable on demand. As discussed in Note 4 to financial statements, during the Second Quarter the Company entered into a revolving line of credit loan agreement with a commercial bank, which permits revolving loans up to a maximum of $900,000, based on the Company's eligible accounts receivable balances. Pursuant to this line of credit, approximately $180,000 of borrowings were incurred as of March 31, 1997. Borrowings under this bank line of credit are payable on demand and are guaranteed by Trilon.

Risk Factors and Cautionary Statements

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


o The Company's continued working capital and cash resources are dependent on its ability to obtain additional financing in the near future, as the Company's operations currently do not generate revenues sufficient to cover its expenses. There can be no assurance that the Company is able to obtain additional financing. If such financing is not obtained, it would have a material adverse effect on the Company.

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

o The Company is highly leveraged, having borrowed $2,734,000 during fiscal 1996 from its majority shareholder without repaying any amounts of principal or interest due on these loans. An additional $1,144,000 was borrowed during the First Quarter and $1,144,800 during the Second Quarter, a total of $2,288,800 for the six months ended March 31, 1997. There can be no assurance that the Company will be able to pay principal or interest due on any of these loans from time to time. Any failure to pay interest or principal due on these loans would have a material adverse effect on the Company.

o A single shareholder, Trilon Dominion Partners, L.L.C., which has been the Company's principal lender, currently holds 3,367,802 shares of Common Stock (78% of outstanding shares), holds warrants to purchase 16,426,578 additional shares of the Company's common stock and holds a Convertible Promissory Note to acquire additional shares. Accordingly, Trilon is and will be able to elect all of the Company's directors and, generally, to direct the affairs of the Company. This stockholder could effectively block any majority corporate transactions, such as a merger or sale of all of the Company's assets, which, under Nevada law, requires the affirmative vote of holders of a majority of the outstanding Common Stock of the Company.

The Company has experienced recurring losses from operations and has a significant shareholders' deficit. Furthermore, the Company's operating results have varied from fiscal period to fiscal period; accordingly, the Company's financial results in any particular fiscal period are not necessarily indicative of results for future periods.

Part II.  Other Information

Item 5.  Other Information

January 17, 1997 Credit Agreement

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

February 3, 1997 Commercial Bank Agreement

On February 3, 1997, the Company entered into a Commercial Loan Agreement (the "Bank Agreement") with a bank for a Revolving Line of Credit Loan, repayable on demand. The Bank Agreement provides for a maximum $900,000 revolving loan, as determined by a borrowing base of 80% of the Company's accounts receivable balances under 90 days from invoice due date. Interest on outstanding advances is at a variable rate equal to the bank's Base Rate plus 1.5% per annum, which aggregated 9.75% at March 31, 1997. There was a loan of $180,269 outstanding under the Line of Credit as of March 31, 1997. Obligations under the Bank Agreement are collateralized by a first security interest in all property and assets of the Company, and by a performance guaranty executed by Trilon.

Change in Company's Name

     As of March 25, 1997, the Board of Directors of the Company voted in favor of changing its name from Shepherd Surveillance Solutions, Inc. to Shepherd Surveillance Incorporated. Shareholder approval of this name change was not required.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

3.1      Articles of Incorporation, as amended
3.2      By-Laws
10.1* Credit Agreement, dated as of January 17, 1997, by and between the Company and Trilon Dominion Partners, L.L.C., a Delaware limited liability company
10.2* Promissory Note, dated as of January 17, 1997, by the Company in favor of Trilon Dominion Partners, L.L.C.
10.3* Credit Agreement, dated as of January 21, 1997, by and between the Company and Trilon Dominion Partners, L.L.C.
10.4* Convertible Promissory Note, dated as of January 21, 1997, by the Company in favor of Trilon Dominion Partners, L.L.C.
10.5 Commercial Bank Agreement, dated as of February 3, 1997, by and between the Company and Fleet Bank - NH
10.6 Revolving Line of Credit Promissory Note, dated as of February 3, 1997, by the Company in favor of Fleet Bank - NH
27       Financial Data Schedule



* Incorporated by reference to the same numbered Exhibits to the Company's quarterly report for the period ended December 31, 1996, filed on Form 10-QSB.

 (b)  Reports on Form 8-K

No reports on Form 8-K were filed during the quarter for which this report is filed.


                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           Shepherd Surveillance, Inc.
                                  (Registrant)

Date: May 15, 1997                                /s/ M. Thomas Makmann
-------------------                                ---------------------
                                                   M. Thomas Makmann
                                                   President and CEO

Date:  May 15, 1997                               /s/ William D. Biser
--------------------                               --------------------
                                                   William D. Biser
                                                   Principal Financial Officer


